Form 10QSB
period 1999-11-30
CENTRACK INTERNATIONAL INC
filed 2000-02-22
CIK 1094220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:      NOVEMBER 30, 1999

COMMISSION FILE NUMBER:    000-27885

                          CENTRACK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                         11-3342926
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 Incorporation or Organization)                               Number)

                21045 Commercial Trail, Boca Raton, Florida 33486
--------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (561) 362-9444
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.
YES  [X]  NO [ ]

         As of February 10, 2000, the number of the Company's shares of par value $.0001 common stock outstanding was 24,093,588.

Table of Contents

Part I - FINANCIAL INFORMATION                                             PAGE

     Item 1 - Financial Statements

         Balance Sheets as of November 30, 1999 (unaudited)
                  And May 31, 1999                                           2

         Statements of Operations (unaudited) for the three and
                  six months ended November 30, 1999 and for the
                  period from April 4, 1996 (inception) to
                  November 30, 1999                                          3

         Statements of Cash Flows (unaudited) for the three and
                  six months ended November 30, 1999 and for the
                  period from April 4, 1996 (inception) to
                  November 30, 1999                                          4

         Notes to Financial Statements                                   5 - 8

     Item 2 - Plan of Operation                                          8 - 9

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              9

     Item 2 - Changes in Securities and Use of Proceeds                      9

     Item 6 - Index to exhibits                                              9

Signatures                                                                  10




                                      (i)

Part I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                          Centrack International, Inc.
                      (A Company in the Development Stage)
                                 Balance Sheets




                                                                                 November 30,
                                                               May 31,              1999
                                                                1999              unaudited
                                                             -----------         ------------
                           Assets
 Current Assets
        Cash and Cash Equivalents                            $   281,318         $       929
        Accounts Receivable                                           --               7,242
        Loan Receivable - related party                           65,028                  --
        Prepaid and Other Assets                                   2,138              31,362
                                                             -----------         -----------
             Total Current Assets                                348,484              39,533
                                                             -----------         -----------

 Fixed Assets
        Web site Development                                     139,245             244,212
        Furniture & Fixtures                                      48,803             108,818
        Leasehold Improvements                                     3,384              24,573
        Computer Hardware                                         51,882              98,132
        Telephone System                                           4,404              29,751
                                                             -----------         -----------
                                                                 247,718             505,486

        Less:  Accumulated Depreciation & Amortization           (21,694)            (90,042)
                                                             -----------         -----------
             Fixed Assets, net                                   226,024             415,444

 Other Assets
        Deposits                                                  14,100              20,266
                                                             -----------         -----------
             Total Assets                                    $   588,608         $   475,243
                                                             ===========         ===========

        LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities
        Accounts Payable and Accrued Expenses                $   240,318         $   548,407
        Other Current Liabilities                                     --               5,090
        Loan Payable                                             250,000                  --
                                                             -----------         -----------
             Total Current Liabilities                           490,318             553,497

 Long Term Liabilities
        Commitments and Contingencies
                                                             -----------         -----------
             Total Liabilities                                   490,318             553,497
                                                             -----------         -----------

 Stockholders' Equity
        Common Stock, .0001 par, 100,000,000
        shares authorized, 21,402,034 issued
        and outstanding at 5/31/99, 24,093,588
        issued and outstanding at 11/30/99                         2,140               2,409
        Additional Paid in Capital                               831,405           2,151,587
        Deficit Accumulated During the
          Development Stage                                     (735,255)         (2,232,250)
                                                             -----------         -----------
             Total Stockholders' Equity                           98,290             (78,254)
                                                             -----------         -----------
             Total Liabilities & Stockholders' Equity        $   588,608         $   475,243
                                                             ===========         ===========



                       See Notes to Financial Statements

                          Centrack International, Inc.
                      (A Company in the Development Stage)
                            Statements of Operations
                                  (unaudited)


                                                              Three Months                    Six Months
                                                     ----------------------------    ----------------------------    Period From
                                                        Ended           Ended          Ended           Ended         April 4, 1996
                                                     November 30,    November 30,    November 30,    November 30,     November 30,
                                                         1998           1999            1998            1999            1999
                                                     ------------    -----------     ------------    ------------    ------------
Revenues
       Listing Fees                                  $         --              --    $         --    $         --    $     12,961
       Value Added Partner Fees                                --              --              --              --           1,000
                                                     ------------    ------------    ------------    ------------    ------------
            Total Revenues                                     --              --              --              --          13,961
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
       Marketing & Sales                                    1,981         132,975           1,981         294,821         335,874
       General, Administrative and Development             15,834         692,701          30,536       1,189,161       1,890,172
                                                     ------------    ------------    ------------    ------------    ------------
            Total Operating Expenses                       17,815         825,676          32,517       1,483,982       2,226,046
                                                     ------------    ------------    ------------    ------------    ------------
            Net Loss Before Other Income (Expense)        (17,815)       (825,676)        (32,517)     (1,496,995)     (2,212,085)

OTHER INCOME (EXPENSE)
       Interest Expense                                        --              --              --         (13,013)        (22,906)
       Interest Income                                         --              --              --              --           2,741
                                                     ------------    ------------    ------------    ------------    ------------
            Net Loss                                 $    (17,815)       (825,676)   $    (32,517)   $ (1,496,995)   $ (2,232,250)
                                                     ============    ============    ============    ============    ============
EARNINGS (LOSS ) PER SHARE OF COMMON STOCK
       BASIC                                         $     (0.001)         (0.036)   $     (0.002)   $     (0.065)   $     (0.132)
                                                     ============    ============    ============    ============    ============
EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
       ASSUMING DILUTION                             $     (0.001)         (0.034)   $     (0.002)   $     (0.061)   $     (0.129)
                                                     ============    ============    ============    ============    ============
WEIGHTED AVERAGE SHARES                                15,699,454      23,226,122      15,699,454      23,097,665      16,965,615
                                                     ============    ============    ============    ============    ============
FULLY DILUTED WEIGHTED AVERAGE SHARES                  15,699,454      24,616,025      15,699,454      24,598,785      17,261,066
                                                     ============    ============    ============    ============    ============




                        See Notes to Financial Statements

                          Centrack International, Inc.
                      (A Company in the Development Stage)
                            Statements of Cash Flows
                                  (unaudited)

                                                           Six Months       Six Months         Period From
                                                             Ended            Ended           April 4, 1996
                                                          November 30,      November 30,      (Inception) to
                                                              1998             1999          November 30, 1999
                                                          ------------      ------------     -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                           $   (32,517)      $(1,496,995)      $(2,232,250)
       Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
                Depreciation & Amortization                        --            68,348            90,042
                (Increase) Decrease in
                  Prepaid & Other Assets                          200           (36,466)          (38,604)
                  Deposits                                        (50)           (6,166)          (20,266)
                Increase (Decrease) in Accounts
                  Payable & Accrued Expenses                    2,316           313,179           553,497
                                                          ------------      -----------       -----------
            Net Cash Used in Operating Activities             (30,051)       (1,158,100)       (1,647,581)
                                                          ------------      -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
       Loan Receivable & Interest                             (14,582)           65,028                --
       Acquisition of Fixed Assets &
         Web site Development                                      --          (257,768)         (505,486)
                                                          ------------      -----------       -----------
            Net Cash Used in Investing Activities             (14,582)         (192,740)         (505,486)
                                                          ------------      -----------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
       Reductions in Debt & Interest Income                        --                --           (24,867)
       Proceeds from Debt & Interest Expense                       --           312,986           587,853
       Conversion of Outstanding Debt to Contributed
          Capital                                                  --          (562,986)         (562,986)
       Equity Contributions                                    39,805         1,320,182         2,151,587
       Issuance of Common Stock                                    27               269             2,409
                                                          ------------      -----------       -----------
            Net Cash Provided by Financing Activities          39,832         1,070,451         2,153,996
                                                          ------------      -----------       -----------
 NET INCREASE (DECREASE) IN CASH                               (4,801)         (280,389)              929

 CASH - BEGINNING                                               4,801           281,318                --
                                                          ------------      -----------       -----------
 CASH - ENDING                                            $        --       $       929       $       929
                                                          ============      ===========       ===========



                        See Notes to Financial Statements

CENTRACK INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       Description of Company and Basis of Presentation

         THE COMPANY

         Centrack International, Inc. (The Company) is a corporation organized under the laws of the State of Delaware. The Company was incorporated on October 1, 1996 as Hudson Valley Industries, Inc. (HUVI). On April 2, 1999, the Company, an OTC Bulletin Board publicly traded company, with no substantial assets or liabilities, merged with Centrack International, Inc. (the predecessor company), a Florida corporation, which maintained an internet based business involving listing fees, advertising, sourcing and information services for the heavy equipment industry. Shareholders of the predecessor company received 10.561 shares of Hudson Valley stock for each share of the predecessor company; a total of 16,809,151 shares, in exchange for 100% of the outstanding stock of the predecessor company and the conversion of a $500,000 bridge loan to capital. Of the 16,809,151 shares authorized per the merger agreement, 15,699,454 shares had been issued as of May 31, 1999, the balance of which was issued during the Company's first fiscal quarter ended August 31, 1999. In connection with the merger Hudson Valley changed its name to Centrack International, Inc. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. Subsequent to the merger, the owners of the predecessor company owned 75% of the Company. Since the transaction was, in substance, a recapitalization of Centrack International, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company.

         The Company's principal operations, comprised of services of listings on its Web site, advertising, sourcing, information and auctions of used heavy equipment, have not commenced as of November 30, 1999. Although some nominal advertising and listing revenues have been earned as of the date of these financial statements, substantially all the efforts of the Company have been focused on the establishment of its Web site, internal infrastructure, and beta testing of the Company's auction services. Accordingly, the Company is in the Development Stage.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Form 10-SB as filed with the

         Securities and Exchange Commission on October 29, 1999 and amended on November 23, 1999. The May 31,1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles at May 31, 1999.

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

2.       Significant Accounting Policies

         REVENUE RECOGNITION

         Revenues are derived primarily from listing fees for used heavy equipment for sale on the Company's Web site, success fees on auction transactions calculated as a percentage of the final sales value and advertising revenues. Revenues related to listing fees are recognized in the period when the item is listed. Revenues related to auction transactions are recognized at the conclusion of the auction as a percentage of the auction sales' price. The commission percentage is contractually set between the Company and the Seller prior to the auction. Advertising revenues are recognized evenly over the term of the contract.

         EARNINGS PER SHARE

         As per Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         In computing EPS as a result of the reverse acquisition, the number of shares outstanding for the period from June 1, 1998 until the date of the reverse acquisition, April 2, 1999, is the number of shares issued by the Company to the shareholders of the predecessor company. For the period subsequent to April 2, 1999 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full year being reported upon has been computed by averaging these two amounts. Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period.

         Diluted EPS was computed assuming the conversion of all outstanding warrants to common stock.

         ADVERTISING EXPENSE

         The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the company expenses advertising costs as incurred or the first time the advertising takes place.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur.

         SOFTWARE DEVELOPMENT COSTS

         Pursuant to SOP 98-1, internal and external costs incurred to develop internal-use software are capitalized during the application's development stage and are amortized over three years once operations begin. The Company has developed the software to support its site, WWW.CENTRACK.COM, and is developing the software to support its site, www.centrackauctions.com. Management has concluded the software developed and the software under development will be used for the intended purposes. The costs capitalized for the internal-use software include external costs of materials and services.

         INCOME TAXES

         The Company files its tax return with the Internal Revenue Service as a "C" Corporation. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to future years' differences between the tax bases and financial reporting amounts of existing assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         USE OF ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could vary from these estimates and assumptions.

3.       Going Concern

         The Company is in the development stage as defined by Generally Accepted Accounting Principles. The Company's financing has been provided by capital contributions from the shareholders and third party loans. The Company anticipates that during the fiscal year ended May 31, 2000, revenues will begin to increase as a result of full scale operations and capital will be increased by the continued sale of its common stock. If either or both of these sources fail to meet the Company's capital requirements, the Company's ability to continue as a going concern would be in doubt. The financial statements do not include any adjustments regarding the going concern and have been prepared with the assumption that the Company will continue perpetually.

         Please refer to Item 2 - Plan of Operation for further discussion.

Item 2 - Plan of Operation

         FINANCIAL POSITION

         As of the date of this filing, the Company has not received sufficient investment nor has it generated sufficient revenues to remain current with its on-going operating obligations. The Company has not compensated its employees for work performed since December 31, 1999.

         The Company is vigorously seeking investment to support its operations and to become current with its vendor and employee obligations. On February 14, 2000, the Company brought in a consultant, who has an investment banking background, to aid the Company in attracting capital. As of February 22, 2000, the Company was negotiating with the consultant to hire him as an interim CEO until such time, if ever, that the Company's financial position improves. The Company believes the addition of an interim CEO with investment banking experience will enhance its opportunity to raise investment funds.

         As of the date of this filing, the Company estimates it will need approximately $5,000,000 to fund its operations for the next twelve months. The failure to receive significant investment by March 15, 2000 would place the Company's ability to continue as a going concern in doubt.

         ONGOING OPERATIONS

         Assuming the Company can raise sufficient capital, as described above, we intend to execute our business plan over the next 12 months. This will include a continuing effort to build a qualified buyer base through direct contact by the

         Company's customer service and sales organization. Further, the Company will continue to market its websites, WWW.CENTRACK.COM and WWW.CENTRACKAUCTIONS.COM, and products through print media, banner ads, trade shows and industry focus groups. The Company intends to develop and launch additional products such as rental and new equipment quote systems, attachment and component auctions, value-added partner programs and a new product database.

         To achieve the above, the Company does not expect the number of its employees, which was approximately 20, at February 22, 2000 to be significantly different in twelve months. However, the Company does expect to reduce the number of its employees in the short-term and hire new personnel as its business requires.

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings

         On February 4, 2000, the Company was named as a defendant in a civil action, Vincam Human Resources, Inc. ("Vincam") vs. Centrack International, Inc., filed in Miami-Dade Florida Circuit Court. The complaint alleges that the Company owes Vincam, an employee leasing organization, approximately sixty-seven thousand dollars ($67,000), plus late fees, prejudgment interest and reasonable attorney fees. The Company intends to work with Vincam to satisfy the balance due.

     Item 2 - Changes in Securities and Use of Proceeds

         On September 29, 1999, the Company issued 529,550 shares to a sophisticated, accredited investor for consideration of $700,000. The transaction was a private offering exempt from registration under section 4(2) of the securities act of 1933.

     Item 6 - Index to Exhibits

                                                                        Page
                                                                        ----
         Exhibit 27.1 - Financial Data Schedule                          E-1

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CENTRACK INTERNATIONAL, INC.
                                                  (Registrant)

Dated: February 22, 2000                 By: /s/ John Lofquist
                                             -----------------------------------
                                                 John Lofquist, President