Form 10QSB
period 2000-02-29
CENTRACK INTERNATIONAL INC
filed 2001-06-12
CIK 1094220

SEC 2334 (6-00)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden
hours per response: 32.00

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                For the quarterly period ended February 29, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _________________ to _________________

                       Commission file number: 000-27885

                       Centrack International, Inc.
       (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)
                                   11-3342926
                        IRS Employer Identification No.)

                             Atrium Financial Center
           1515 N. Federal Hwy., Suite 300, Boca Raton, Florida 33432
                    Address of principal executive offices)

                                 (561.367.0589)
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X__  No _ _

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,093,588 (as of 2/29/00).
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                TABLE OF CONTENTS
                                FEBRUARY 29, 2000

Part I - FINANCIAL INFORMATION                                         PAGE

     Item 1 - Financial Statements

        Accountants' Review Report                                      1

        Statement of Net Assets in Liquidation
                  as of 02/29/2000 (unaudited)                          2

        Statement of Changes in Net Assets in Liquidation               3

        Statements of Operations (unaudited) for the three
                  and six months ended 2/27/2000 and for
                  the period from 4/4/1996 to 2/27/2000.                4

        Statements of Changes in Stockholders' Equity                   5

        Statements of Cash Flows (unaudited) for the three
                  and six months ended 2/27/2000 and for
                  the period from 4/4/1996 (inception) to
                  2/27/2000.                                            6

        Notes to the Financial Statements                             7-14

     Item 2 - Plan of Operation

        Management's Discussion and Analysis                           15

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                        16

     Item 4 - Submission of Matters to a Vote of Security Holders      16

     Item 5 - Other information                                        16

     Item 6 - Exhibits and Reports on Form 8-K                         16

     Signatures                                                        17

To the Board of Directors and Stockholders
Centrack International, Inc., a Delaware corporation

We have reviewed the accompanying statement of net assets in liquidation of
Centrack International, Inc. (a Delaware Corporation) as of February 29, 2000,
and the related statement of changes in net assets in liquidation for the period from February 28, 2000 to February 29, 2000.  In addition, we have reviewed the statements of operations, changes in stockholders equity, and cash flows for the period December 1, 1999 to February 27, 2000.  Our review was performed in accordance with Statements on Standards for Accounting and Review Services
issued by the American Institute of Certified Public Accountants.  All the
information included in these financial statements is the representation of the management of Centrack International, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the stockholders of Centrack
International, Inc. approved a plan of liquidation on February 27, 2000, and the
Company began liquidation shortly thereafter.  As a result, the Company changed its basis of accounting for periods after February 27, 2000, from the going concern basis to the liquidation basis.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
May 2, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          CENTRACK INTERNATIONAL, INC.
                           (A Company in Liquidation)

         Statement of Net Assets in Liquidation as of February 29, 2000
        Statement of Changes in Net Assets in Liquidation for the Period
   February 28, 2000 to February 29, 2000, Statements of Operations, Changes
              in Stockholders' Equity and Cash Flows for the Period
                      December 1, 1999 to February 27, 2000

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                            NET ASSETS IN LIQUIDATION
                             AS OF FEBRUARY 29, 2000
                                    UNAUDITED

                     ASSETS
Current Assets
     Cash and Cash Equivalents                                             $0

         Total Current Assets                                               0

Fixed Assets, Net of Depreciation
     Website Development                                               12,500
     Office Equipment                                                   7,000

         Total Fixed Assets                                            19,500

Other Assets
     Deposits and Other Assets                                              0

         Total Assets                                                 $19,500
                                                               ================

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable & Accrued Expenses                             $609,774
     Accrued Interest Payable                                           3,055
     Accrued Payroll and Payroll Taxes                                153,172
     Notes Payable Stockholders - Current Portion                     150,000

         Total Current Liabilities                                    916,001

Long Term Liabilities
     Committments and Contingencies                                         -
     Notes Payable Stockholders Less Current Portion                        0

         Total Long Term Liabilities                                        0

         Total Liabilities                                            916,001

Stockholders' Equity
     Common Stock
     $.0001 Par Value Per Share
     authorized 100,000,000 shares; issued
     and outstanding 24,093,588 shares                                  2,409

     Additional Paid in Capital                                     1,794,193

     Deficit Accumulated During the
         Development Stage                                         -2,693,103

         Total Stockholders' Equity                                  -896,501

         Total Liabilities and Stockholders' Equity                   $19,500
                                                               ================

           See Accountants' Compilation Report and Accompanying Notes
                            to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF FEBRUARY 29, 2000
                                    UNAUDITED

                                                                   Total
                                                                   Assets

Net Assets, February 28, 2000                                        ($529,131)

Less:  Writedown of Assets to
            Net realizable Value                                      -367,370

Net Assets, February 29, 2000                                        ($896,501)
                                                            ===================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                              Period                   Period                   Period
                                         December 1, 1999           June 1, 1999            April 4, 1996
                                                to                      to                 (Inception) to
                                         February 27, 2000       February 27, 2000        February 27, 2000

Revenues
    Listing and Advertising Fees             $12,969                  $12,969                 $25,930
    Value Added Partner Fees                   3,918                    3,918                   4,918

         Total Revenues                       16,887                   16,887                  30,848

Operating Expenses
    Marketing & Sales                        248,475                  543,296                 584,349
    General and Administrative Expenses      320,944                1,510,105               2,116,116

         Total Operating Expenses            569,419                2,053,401               2,700,465

            Income (Loss) from Operations   -552,532               -2,036,514              -2,669,617

Other Income (Expense)
    Interest Income                                0                        0                   2,741
    Interest Expense                          -3,321                  -16,334                 -26,227

            Net (Loss)                     ($555,853)             ($2,052,848)            ($2,693,103)
                                        ==================================================================

Earnings(Loss) Per Share of
  Common Stock - Basic                       ($0.023)                 ($0.088)                ($0.155)
                                        ==================================================================

Earnings(Loss) Per Share of
  Common Stock - Assuming Dilution           ($0.022)                 ($0.083)                ($0.152)
                                        ==================================================================

Weighted Average Shares - Basic           24,093,588               23,419,847              17,411,113
                                        ==================================================================

Weighted Average Shares - Fully
   Diluted                                25,401,640               24,691,613              17,742,039
                                        ==================================================================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                    COMMON STOCK                 ADDITIONAL              DURING THE
                                                                                  PAID IN               DEVELOPMENT
                                              SHARES            AMOUNT            CAPITAL                  STAGE

Balance,  May 31, 1999                    21,402,034           $2,140             $736,405               ($640,255)

Issuance of Common Stock (Unaudited)         543,892               54              137,454                       0

Issuance of Common Stock of Centrack
International, Inc., a Delaware Corp
to owners of Centrack International,
Inc., a Florida Corp (Unaudited)           1,109,697              111                    0                       0

Conversion of Outstanding Debt to
Equity (Unaudited)                                 0                0              562,986                       0

Net Loss (Unaudited)                               0                0                    0                -671,319

Balance, August 31, 1999 (Unaudited)      23,055,623            2,305            1,436,845              -1,311,574

Conversion of Outstanding Debt to
Equity (Unaudited)                         1,037,965              104              724,717                       0

Net (Loss)  (Unaudited)                            0                0                    0                -825,676

Balance, November 30, 1999
(Unaudited)                               24,093,588            2,409            2,161,562              -2,137,250

Net (Loss)  (Unaudited)                            0                0                    0                -555,853

Balance, February 27, 2000
(Unaudited)                               24,093,588           $2,409           $2,161,562             ($2,693,103)
                                        ===============================================================================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                Period                Period                 Period
                                         December 1, 1999          June 1, 1999           April 4, 1996
                                                 to                      to              (Inception) to
                                         February 27, 2000       February 27, 2000      February 27, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                   ($555,853)            ($2,052,848)             ($2,693,103)
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
     Depreciation & Amortization              32,424                 100,772                  122,466
     (Increase)Decrease In
         Prepaids & Other Assets              35,562                    -904                        0
         Deposits                             20,266                  14,100                        0
     Increase(Decrease)
         Accounts Payable &
         Accrued Expenses                    209,451                 547,055                  787,373
     NET CASH USED IN
         OPERATING ACTIVITIES               -258,150              -1,391,825               -1,783,264

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan Receivable & Interest                    0                  65,028                        0
     Acquisition of Fixed Assets
       and Website Development                  -810                -258,578                 -506,296
     NET CASH USED IN INVESTING
         ACTIVITIES                             -810                -193,550                 -506,296

CASH FLOWS FROM FINANCING ACTIVITIES
     Reductions in Debt & Interest Income          0                       0                  -25,686
     Proceeds from Debt & Interest Expense   153,055               1,166,334                1,446,227
     Conversion of Outstanding Debt to
         Contributed Capital                       0              -1,287,703               -1,294,952
     Equity contributions                    104,976               1,425,157                2,161,562
     Issuance of Common Stock                      0                     269                    2,409
     NET CASH PROVIDED BY IN
         FINANCING ACTIVITIES                258,031               1,304,057                2,289,560

NET INCREASE(DECREASE) IN CASH                  -929                -281,318                        0

CASH - BEGINNING                                 929                 281,318                        0

CASH - ENDING                                     $0                      $0                       $0
                                        ==================================================================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

ORGANIZATION

Centrack International, Inc. (The Company) is a profit corporation organized under the laws of the State of Delaware.  The Company was incorporated on
October 1, 1996 as Hudson Valley Industries, Inc. (HUVI), an OTC Bulletin Board
publicly traded company. On April 2, 1999, the Company, having no substantial assets or liabilities, merged with Centrack International, Inc. (the predecessor company), a Florida corporation which maintained an internet based business involving listing fees, advertising, sourcing and information services for the used heavy equipment industry.  Shareholders of the predecessor company received
10.561 shares of Hudson Valley stock for each share of the predecessor company;
a total of  16,809,151 shares, in exchange for 100% of the outstanding stock of the predecessor company and the conversion of a $500,000 bridge loan to equity.
In connection with the merger Hudson Valley changed its name to Centrack
International, Inc.   The merger is being accounted for as a capital transaction with no recognition of goodwill or other intangible assets.  Subsequent to the merger, the owners of the predecessor company owned 75% of the Company.  Since this transaction is, in substance, a recapitalization of Centrack International,
Inc. (the predecessor company) and not a business combination, pro forma information is not presented.  Accordingly, the historical data contained in the financial statements is that of the predecessor company.  The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced as of February 27, 2000.  Although some nominal advertising and listing revenues have been earned as of the date of these financial statements, substantially all the efforts of the Company have been focused on the establishment of its website, internal infrastructure, and beta testing of the
Company's auction services.  Accordingly, the Company was in the Development
Stage.  As the Company was unable to raise additional capital and the future success of the Company's principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February
27, 2000.  Consequently, the Company's financial statements are presented on a liquidation basis.

PLAN OF LIQUIDATION

On February 27, 2000, the Company ceased development stage activity and approved a plan of liquidation calling for the sale of all assets of the Company and payment of the Company's existing liabilities through the issuance of the
Company's restricted common stock.  Additionally, the plan proposes the sale, for cash, of Company restricted common stock for the purpose of securing funds for the payment of future professional and administration fees necessary to maintain, on a current basis, all Securities and Exchange Commission filing requirements.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

LIQUIDATION BASIS ACCOUNTING

The liquidation basis of accounting presents assets at amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors.  This basis of accounting is considered to be generally accepted accounting principles for companies in liquidation or for which liquidation appears imminent.  The Company does not intend to declare or pay any liquidating dividends.  Tax law requires gains from liquidation to be taxed on distribution.
The Company did not have any such gains to date.

REVENUE RECOGNITION

Revenues are derived primarily from listing fees for used heavy equipment for sale on the Company's website, success fees on auction transactions calculated as a percentage of the final sales value and advertising revenues.  Revenues related to listing fees are recognized when the item is listed.  Revenues related to success fees are recognized at the conclusion of the auction when there is at least one bid above the seller's specified minimum price or reserve price, whichever is higher.  Advertising revenues are recognized as they are earned.  These sources of revenue ceased subsequent to February 27, 2000 when the Company terminated its on-line web sites.

ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with Statement of
Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

PROPERTY AND EQUIPMENT

Effective February 27, 2000, the date the Company approved a plan of liquidation, property and equipment is stated at net realizable value in liquidation which is substantially less than cost.  Prior to February 28, 2000, depreciation was computed using the straight-line method based on the estimated useful lives of the assets which range from three to five years.  Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur.
Depreciation expense for the periods December 1, 1999 to February 27, 2000, June
1, 1999 to February 27, 2000, and April 4, 1996 (inception) to February 27, 2000 is $4,308, $40,572, and $62,266 respectively.  Under the plan of liquidation, the Company recognized a loss of $192,816 upon its writedown of property and equipment to its net realizable value.  The loss was offset against additional paid in capital.

                             CENTRACK INTERNATIONAL
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

SOFTWARE DEVELOPMENT COSTS

Effective February 27, 2000, the date the Company approved a plan of liquidation, software development costs, including design of the Company's web sites, are stated at net realizable value in liquidation which is substantially less than cost.  Prior to February 28, 2000 internal and external costs incurred to develop internal-use software were capitalized and amortized over three years.  Amortization expense for the periods December 1, 1999 to February 27,
2000, June 1, 1999 to February 27, 2000, and April 4, 1996 (inception) to
February 27, 2000 is $13,000, $60,200, and $60,200 respectively.  Under the plan of liquidation, the Company recognized a loss of $171,512 upon its writedown of
Software Development Costs to its net realizable value.  The loss was offset against additional paid in capital.

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a  C
Corporation.  Deferred income taxes are recognized by applying statutory tax rates to future years differences between the tax bases and financial reporting
amounts of assets and liabilities.    Due to the fact that the Company was in
the development stage, no deferred tax asset/valuation allowance has been recognized as it is not determinable that the Company will realize any benefit
from the loss carryforwards before they expire.   The Company has net operating
loss carryforwards for Federal and State purposes at May 31, 1999 of  $735,255 that expire at varying times through fiscal year 2014.

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

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements at February 29, 2000 and for the periods ended February 27, 2000 and February 29, 2000 do not include all disclosures provided in the annual financial statements.  These interim financial statements are the representation of management and should be read in conjunction with the Company's annual audited financial statements and the footnotes thereto.  However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS, cont'd

recurring nature necessary for a fair presentation of the financial position and results of operations of the Company.  Unless otherwise stated, all information subsequent to May 31, 1999 is unaudited, and no other form of assurance is provided.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits.  The Company did not have any cash or cash equivalents on February 29, 2000.

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

In computing EPS as a result of the reverse acquisition, the number of shares outstanding for the period from June 1, 1998 until the date of the reverse acquisition, April 2, 1999, is the number of shares issued by the Company to the shareholders of the predecessor company.  For the period after April 2, 1999 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period.  The average number of shares outstanding for the years ended May 31, 1999 and for the period June 1,
1999 through February 27, 2000 being reported upon have been computed by averaging these two amounts.  Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for
Derivative Instruments and Hedging Activities effective for all fiscal quarters of fiscal years beginning after June 15, 1999.  The Company does not anticipate the impact of this pronouncement will be material.

2.  Related Party Transactions

The Company's financing during its development stage has been provided by non-interest bearing loans and capital contributions to the Company by  its shareholders.  On February 29, 2000 the Company had liabilities to certain shareholders of  $153,055.  In addition shareholders' contribution amounts recorded as additional paid in capital and common stock during the period June
1, 1999 to February 29, 2000 was $1,320,340.  At May 31, 1999 the Company had
loaned $65,028 to the Chief Executive Officer in the form of a promissory note.
The loan was a demand note to be repaid together with interest at 6% per annum in October, 1999.  In October, 1999 the Company forgave the note, along with any accrued interest, in lieu of services rendered by the CEO.  Accordingly, the balance of the loan receivable as of February 29, 2000 was $0.  Additionally, as of February 29, 2000, the Company is indebted to the Chief Executive Officer for unpaid salaries and accrued payroll taxes totaling $24,181.

3.  Commitments

The Company leases its corporate offices in South Florida under three lease agreements.
In March, 1999, the initial lease was entered into for one year with a monthly rent of $1,500 plus applicable sales tax.  In May, 1999 the Company contracted for an additional 1,843 square feet of commercial space at the same location to house future operations and current website development. The lease term is for
37 months.  Rent for the first year is  $3,302 per month plus applicable sales tax and will increase 5% in each of the succeeding two years.  Additional space was leased in July 1999 for a 35 month period.  Lease payments are $4,894 per month. Future minimum requirements extend through May 31, 2000 and total
$16,290.

As of February 29, 2000 the Company, being three months in arrears of its lease payments, was in default of the lease agreements.  Subsequent to the cessation of development stage activity the Company vacated the leased premises.
Thereafter, on June 9, 2000 the landlord sold the property and in the process released the Company from any future obligations under the various leases.  Rent due to the landlord through February 29, 2000 of $33,710 along with the rental obligation due through May 31, 2000 of $16,290 were converted to equity on March
22, 2001 through a settlement agreement in which the landlord is to receive
1,000,000 shares of the Company's restricted common stock.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

4.  Loan/Debt

In May, 1999 the Company borrowed $250,000 from an unrelated third party in the form of an unsecured promissory note.  The principal was payable on or before
November 10, 1999 together with accrued interest at a rate of 10% per annum.  In addition, the Company borrowed $250,000 in June, 1999 and $50,000 in August 1999 from the same third party that currently holds the $250,000 promissory note at
May 31, 1999.  The notes carried a six month term at a per annum stated rate of
8% and 10% respectively.  On August 31, 1999 these notes, totaling $550,000 together with accrued interest of $12,986, were converted to 350,000 shares of restricted common stock of the Company at a conversion price of $1.609 per share.

In August 1999, the Company borrowed $300,000 from a stockholder/director in the form of an unsecured promissory note.  Immediately thereafter, this note was converted to 450,000 shares of restricted common stock of the Company at a conversion price of $0.667 per share.  Thereafter in September 1999, the Company borrowed an additional $400,000 from the same stockholder/director in the form of an unsecured promissory note.  Immediately thereafter, this note was converted to 1,037,965 shares of restricted common stock of the Company at a conversion price of $0.385 per share.

In December 1999, the Company borrowed $100,000 from a stockholder in the form of an unsecured promissory note.  The principal was payable on demand together with accrued interest at a rate of 12% per annum.  Thereafter in January 2000, the Company borrowed an additional $25,000 from the same stockholder in the form of an unsecured promissory note.  The principal was payable on demand together with accrued interest at a rate of 12% per annum.  As of February 29, 2000, the
Company was in default of these notes, the balance of which along with accrued interest payable of $2,743 is reflected as current liabilities.  Subsequently, the liability was converted to equity on January 29, 2001 through a settlement agreement in which the creditor received 3,333,333 shares of the Company's restricted common stock.

In January 2000, the Company borrowed $25,000 from a stockholder/director of the
Company in the form of an unsecured promissory note. The principle was payable on or before February 10, 2000 together with accrued interest at a rate of 9%
per annum.  As of February 29, 2000, the Company was in default of this note, the balance of which along with accrued interest payable of $312 is reflected as a current liability.  Subsequently, the liability was converted to equity on
January 23, 2001 through a settlement agreement in which the creditor received
809,928 shares of the Company's restricted common stock.  As additional consideration for the loan, the Company issued the lender warrants to purchase
100,000 shares of Centrack International, Inc.'s restricted common stock at an exercise price of $0.25 per share.  The warrants expire July 10, 2001.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS
5.  Officers' Compensation

Prior to the reverse acquisition, the Company's day to day activities were managed by certain  officer/shareholders, who contributed their time on the
Company's behalf  without compensation in either cash or stock.  No value for these services has been determined or recorded on the accompanying financial statements.  Certain officers received stock or warrants to purchase common stock.  Under the plan of liquidation dated February 27, 2000, all employees were terminated, except for the Company's president, who was retained on a consulting basis until his resignation on January 18, 2001.

6.  Warrants and Options

The Company has issued warrants to purchase common stock to various employees, shareholders and unrelated parties.  The warrants at February 29, 2000 total
1,354,119 shares and have various exercise prices ranging from $.095 per share to $.25 per share.  The warrants expire at varying times through February, 2004.
On December 31, 1999 an ex-employee of the Company exercised his option to purchase 105,263 shares of Centrack International, Inc. restricted common stock at $0.0949 per share.

7.  Contingent Liabilities

The Company is involved in numerous lawsuits with former employees and the payroll leasing company through which employees were paid.  While the outcomes of individual suits with employees are still pending, the suit filed by the payroll leasing company has resulted in a judgement of $67,358 against the
Company.  The liabilities for accrued employee wages of $140,525, related payroll taxes of $12,647, and the judgement of $67,358 have been accrued and are reflected in these financial statements.

8.  Subsequent Events

In March 2000, the Company sold certain office equipment to a stockholder for
$7,000.  The funds were utilized by the Company to pay consulting fees to a officer/stockholder.

On April 26, 2000, the Company entered into an agreement with an unrelated consulting firm to provide consultation services with respect to investor relations, accounting, general administration as well as housing for the
Company.  Pursuant to the agreement, the Company agreed to pay the consultant
$6,000 per month in restricted common stock of the Company.  Accordingly,
1,605,955 shares of stock were issued on January 30, 2001 by the Company in fulfillment of its obligation under the terms of this agreement which was superceded by a subsequent agreement dated July 12, 2000.  In May 2000, the same consulting firm for the Company exercised an option, held by one of its officers, to purchase 264,025 shares of Centrack International, Inc. restricted common stock at $0.095 per share.  Payment of the shares was tendered in full in exchange for services rendered under a March 3, 1999 contract, with the officer, the payment of which had been in arrears.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS
Subsequent Events cont'd

On July 12, 2000, the Company's directors approved a resolution authorizing
12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims.  As of May 2, 2001, the Company, in conjunction with its plan of liquidation, has settled $642,202 of creditor debt in consideration of settlement agreements stipulating the issuance of 14,460,924 shares of the Company's restricted common stock.

Also on July 12, 2000, the directors approved a resolution authorizing
12,050,000 shares of its restricted common stock be issued to an unrelated consulting firm in fulfillment of the terms of a July 12, 2000 agreement which provided for the consulting firm to reorganize the Company and resolve its outstanding creditor liabilities.  This July 12, 2000 agreement superceded the
April 26, 2000 agreement previously referenced.  These shares, although authorized on July 12, 2000 were issued October 18, 2000.

On November 3, 2000 the Company sold a non exclusive right to its web site technology and database to an unrelated party for $12,500.  The funds were utilized by the Company to pay creditor claims, consulting fees to an officer/director, and costs associated with the transaction.  Management does not expect any future benefit to be derived from its website.

On January 17, 2001 the Company entered into a stock subscription and purchase agreement with an unrelated off-shore third party limited liability company to purchase a total of 51,780,178 restricted shares or 51% of the outstanding common stock of Centrack International, Inc. directly from the Company for cash of $50,000 and two promissory notes of $50,000 each, for a total of $150,000 subject to certain adjustments as provided for in the agreement.  On March 17,
2001, $50,000 was received by the escrow agent on behalf of the Company as full payment of the first of the two promissory notes by the off-shore third party limited liability company.  The remaining note is secured by 17,260,059 shares of the above referenced securities held in escrow.  The intent of the transaction was to provide working capital to the Company via an escrow arrangement for purposes of paying among other costs, SEC fees, state filing fees, officers' salaries, and professional fees deemed necessary to settle creditor claims and bring the Company current from a SEC reporting and trading perspective.

On January 17, 2001, the Company entered into separate employment agreements with the newly elected president and vice president of the Company to manage the day to day activities of the Company.  The contracts have a thirty day termination clause and call for monthly compensation totaling $4,500 through
July 12, 2001.  Coinciding with these employment agreements, the Company terminated the July 12, 2000 contract for consulting services previously referenced.

On January 29, 2001, the Company's Board of Directors approved an increase in the Company's common stock to 120,000,000 shares.

                          CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis or Plan of Operation.

Please refer to complete MANAGEMENT'S DISCUSSION AND ANALYSIS for period ended
2/28/2001, filed June 12, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 4, 2000, the Company was named as a defendant in a civil action,
Vincam Human Resources, Inc. ("Vincam") vs. Centrack International, Inc., filed in Miami-Dade Florida Circuit Court. The complaint alleged that the Company owed
Vincam (now ADP Total Services, Inc. ("ADP"), an employee leasing organization, approximately sixty-seven thousand dollars ($67,000), plus late fees, prejudgment interest and reasonable attorney fees.  ADP has obtained a judgment for $67,358 against the Company.  The Company is negotiating with ADP and the leased employees involved to settle all remaining litigation issues with both
ADP and the leased employees involved, with the Company intending to satisfy both the judgment and any other potential claims by issuance of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective as of February 27, 2000 the holder of the majority of the outstanding shares of Centrack Common Stock signed a majority consent, in lieu of a special meeting, pursuant to Delaware Corporation Law, approving the Corporation's adoption of a Plan of Liquidation and Dissolution, a copy of the executed version of which is included as Exhibit 2.1 hereto.

Item 5. Other Information.

It has come to the attention of the management of the Company that the following transactions occurred, which might have otherwise been reportable on Form 8-K.
It appears that on or about March 10, 2000, John Lofquist sold 8,418,610 shares of Lofquist's common stock in the Company to Nafal Kahook for $5,500.00.
In addition, it appears that on or about February 15, 2000, Mr. Kahook obtained
2,000,000 shares of the Mr. Lofquist's common stock in the Company previously pledged to Mr. Kahook on or about May 17, 1999 by Mr. Lofquist to secure a loan.
This information is provided here in lieu of a separate Form 8-K filing, since the Company believes that the aggregate amount of stock transferred in the two above transactions might be considered a change of control in the registrant.

Item 6. Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the period covered by this report.
However, the reader is advised to review the Company's Current Report on Form
8-K filed February 2, 2001 and the Company's Forms 10-QSB and 10-KSB filed as of the date of the filing of this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By:     /s/ George Weast                        By:     /s/ Steve Merritt
Name:   George Weast                            Name:   Steve Merritt
Title:  President, Director                     Title:  Chief Executive Officer,
                                                        Director

Date:   June 12, 2001

EXHIBIT INDEX

EXHIBIT NO.             DOCUMENT

2.1             Plan of Complete Liquidation and Dissolution
18.1            Letter on Change in Accounting Principles

