Form 10KSB
period 2000-05-31
CENTRACK INTERNATIONAL INC
filed 2001-06-12
CIK 1094220

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended May 31, 2000.

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________to_______________

                         Commission file Number 000-27885

                          CENTRACK INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                 Delaware                            11-3342926
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification Number)

              1515 N. Federal Hwy., Suite 300, Boca Raton, FL 33432
               (Address of principal executive offices) (Zip Code)

           Issuer's telephone number, including area code 561.367.0589

      Securities registered pursuant to Section 12(b) of the Exchange Act:

          Title of each class                    Name of exchange
                                                on which registered
                None                                   None

        Securities registered pursuant to Section 12(g) of the Exchange
                                      Act:

                      Common Stock, $0.0001 par value
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

        Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

        State issuer's revenues for its most recent fiscal year......$16,887.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

        As of June 11, 2001, the aggregate market value of Common Stock, $0.0001 par value, held by non-affiliates was approximately $1,174,525.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

        As of May 31, 2000, there were 103,981,275 outstanding shares of
Common Stock, $0.0001 par value.

           Transitional Small Business Disclosure Format (check one)

                                    Yes        No   X

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                TABLE OF CONTENTS
                                  MAY 31, 2000
                                     10KSB

Item 8 Changes in and Disagreements with Accountants on Accounting and.......

APPENDIX A

Notes to the Financial Statements......................................... 15-22

SIGNATURES
Signature Page .............................................................. 23

                                     PART I

Item 1.        Description of Business.

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements.
Examples of forward looking statements include, but are not limited to (i)
projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii)
statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv)
statements of assumptions underlying other statements and statements about the
Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation
Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

         Centrack was not, as of May 31, 2000 or as of the date of the filing of this report, an operating business.  For a complete discussion of the previous operating businesses of Centrack, the reader is referred to the Company's previously filed Form 10SB and amendment thereto, filed October 29, 1999 and
November 24, 1999, respectively.

Item 2.   Properties.

       As of the date of filing of this report, the Company operates from an executive suite.

Item 3.   Legal Proceedings.

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

       No other material legal proceedings are pending to which we are a party.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholders Matters.

     Market Information

     The Company's Common Stock ("common stock") is traded on the over-the-counter "capitalized bulletin board" market. The following table sets forth the range of high and low bid quotations for each quarterly period in the fiscal years ended May 31, 2000 and 1999, as reported by over-the-counter market quotations.  The quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                      HIGH                                               LOW
Quarter ending              Bid                    Ask                       Bid                     Ask

05/31/2000                 $ .15                 $ .175                    $  .04                   $ .07

02/29/2000                 $ 3/4                 $ 1                       $ 11/16                  $ 15/16

11/30/1999                 $ 3/4                 $ 1 1/4                   $ 5/8                    $ 1

08/31/1999                 $ 2 1/2               $ 2 15/16                 $ 1 3/8                  $ 1 3/4

05/31/1999                 $ 7 1/4               $ 7 7/8                   $ 2 1/8                  $ 2 3/4

02/28/1999                 $ 1 7/8               $ 2 1/16                  $ 1 13/16                $ 2

11/30/1998                 $ 2 1/2               $ 2 3/4                   $ 2 1/16                 $ 2 1/4

08/31/1998                 $ 1 1/8               $ 1 1/2                   $ 25/32                  $ 15/16

     Holders

     As of May 31 2001, there were approximately 308 holders of record for the Company's Common Stock.

     Dividends

     No cash dividends were declared or paid on the Company's common stock for the last two fiscal years.  No restrictions limit our ability to pay dividends on our common stock.

     Recent Sales of Unregistered Securities

     Based on information available to the Company at the time of this filing, the following shares of common stock were issued during the Company's last two fiscal years, which issuances were made on the basis on exemptions from registration under Section 4(2) of the Securities Act of 1933: 1999 - 15,699,454
shares; 2000 - 3,149,727 shares.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

                          CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Please refer to complete MANAGEMENT'S DISCUSSION AND ANALYSIS for period ended
2/28/2001, filed June 12, 2001.

Item 7.   Financial Statements.

    Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report.  A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

    (a)  Identity of directors and executive officers.

Name                  Age       Position                   Director Since

John Lofquist         61       Director, President,            1996
                                 Chief Executive Officer

    Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

    (b)  Business experience of directors and executive officers.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     To the best of our knowledge, based solely on reports furnished to us, none of our officers, directors and/or beneficial owners of more than 10% of our common stock, filed any reports as required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.  Executive Compensation.

                                                                  Long Term Compensation
                   Annual Compensation                         Awards               Payouts

 (a)            (b)       (c)         (d)         (e)          (f)           (g)         (h)        (i)
                                                 Other                                             All
Name &                                           Annual     Restricted    Securities               Other
Position        Year    Salary ($)   Bonus($)    Compen-    Stock         Underlying    LTIP       Compen-
                                                 sation     Award(s)      Options/      Payouts    sation
                                                  ($)         ($)         Sars(#)        ($)        ($)

John Lofquist   2000     $54,205      -0-         -0-         -0-           -0-          -0-      $65,028 *
President,
Chief Executive Officer,
Director

    * Forgiveness of advance in payment for services rendered. See Notes to
                              Financial Statements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  The names, addresses, amount and nature of beneficial ownership and percent of such ownership of persons known to us to be beneficial owner of more than five percent (5%) of any class of our voting securities as of May 31, 2000 are as follows:

Common Stock
                                  Number of shares of
Name and Address of               Common Stock                Percent
Beneficial Owner                  Beneficially Owned (2)      Of Class

Nofal Kahook                         12,717,719                 51.7
9941 SW 4th Street
Plantation, FL 33324

David Ait
10113 Wippoorwill Lane
1735 Deerwood Point
Jacksonville, FL 32256                3,524,105                 14.4

Item 12.  Certain Relationships and Related Transactions.

         Please refer to asterisked comment in Item 10.

         Please refer to the Company's Current Report on Form 8-K filed February
2, 2001 for further information.

Item 13.  Exhibits and Reports on Form 8-K.

       (a)   Exhibits.

                Exhibit (3)(i)
                (a)  Articles of Incorporation (incorporated by reference to our
                Report on Form 10SB filed 10/29/99, as amended).
                (b)  Articles of Amendment (incorporated by reference to our
                Report on Form 8-K filed February 2, 2001).

                Exhibit (3)(ii)
                Bylaws (incorporated by reference to the Company's Report on
                Form 10SB filed 10/24/99).

                Exhibit (11)
                Earnings per share (See Financial Statements)

       (b)  Reports on Form 8-K.

       During the last quarter of the year ended May 31, 2001, no reports on Form 8-K were filed by registrant.

                                   Appendix A
                              Financial Statements
                          CENTRACK INTERNATIONAL, INC.
                           (A Company in Liquidation)

          Statement of Net Assets in Liquidation as of August 31, 2000
        Statement of Changes in Net Assets in Liquidation for the Period
       February 28,2000 to May 31, 2000, Statements of Operations, Changes
              in Stockholders' Equity and Cash Flows for the Period
                        June 1, 1999 to February 27, 2000

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

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
May 2, 2001

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                            NET ASSETS IN LIQUIDATION
                               AS OF MAY 31, 2000

                     ASSETS
Current Assets
     Cash and Cash Equivalents                                             $0

         Total Current Assets                                               0

Fixed Assets, Net of Depreciation
     Website Development                                               12,500

         Total Fixed Assets                                            12,500

Other Assets
     Deposits and Other Assets                                              0

         Total Assets                                                 $12,500
                                                               ===============

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Cash Overdraft                                                   $12,470
     Accounts Payable & Accrued Expenses                              603,578
     Accrued Interest Payable                                           7,837
     Accrued Payroll and Payroll Taxes                                153,172
     Notes Payable Stockholders - Current Portion                     150,000

         Total Current Liabilities                                    927,057

Long Term Liabilities
     Committments and Contingencies                                         -
     Notes Payable Stockholders Less Current Portion                        0

         Total Long Term Liabilities                                        0

         Total Liabilities                                            927,057

Stockholders' Equity
     Common Stock
     $.0001 Par Value Per Share
     authorized 100,000,000 shares; issued
     and outstanding 24,557,613 shares                                  2,456

     Additional Paid in Capital                                     1,776,090

     Deficit Accumulated During the
        Development Stage                                          (2,693,103)

         Total Stockholders' Equity                                  (914,557)

         Total Liabilities and Stockholders' Equity                   $12,500
                                                               ===============

       See Auditors' Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               AS OF MAY 31, 2000

Net Assets, February 28, 2000                                       ($529,131)

ADD:

Issuance of Restricted Common Stock as
         Payment of Liabilities                                        17,790

LESS:

Bank Charge Accrual                                                      (474)
Consulting Fee Accrual                                                 (7,000)
Sale of Furniture & Fixtures                                           (7,000)
Interest Accrual                                                       (4,782)
Rent Accrual                                                          (16,290)
Transfer Agent Fee Accrual                                               (300)
Writedown of Assets to Net Realizable Value                          (367,370)

Net Assets, May 31, 2000                                            ($914,557)
                                                            ==================

       See Auditors' Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                             Year                 Period                  Period
                                         June 1, 1998          June 1, 1999            April 4, 1996
                                              to                     to               (Inception) to
                                         May 31, 1999       February 27, 2000        February 27, 2000

Revenues
     Listing and Advertising Fees             $10,342                $12,969                 $25,930
     Value Added Partner Fees                       0                  3,918                   4,918

         Total Revenues                        10,342                 16,887                  30,848

Operating Expenses
     Marketing & Sales                         39,390                543,296                 584,481
     General and Administrative Expenses      552,600              1,510,105               2,115,984

         Total Operating Expenses             591,990              2,053,401               2,700,465

         Income (Loss) from Operations       (581,648)            (2,036,514)             (2,669,617)

Other Income (Expense)
     Interest Income                            2,741                      0                   2,741
     Interest Expense                          (6,444)               (16,334)                (26,227)

         Net (Loss)                         ($585,351)           ($2,052,848)            ($2,693,103)
                                         =============================================================

Earnings(Loss) Per Share of
  Common Stock - Basic                        ($0.035)               ($0.088)                ($0.155)
                                         =============================================================

Earnings(Loss) Per Share of
  Common Stock - Assuming Dilution            ($0.035)               ($0.083)                ($0.152)
                                         =============================================================

Weighted Average Shares - Basic            16,621,241             23,419,847              17,411,113
                                         =============================================================

Weighted Average Shares - Fully Diluted    16,949,247             24,691,613              17,742,039
                                         =============================================================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                         CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                             DEFICIT
                                                                                                            ACCUMULATED
                                                         COMMON STOCK                 ADDITIONAL            DURING THE
                                                                                       PAID IN              DEVELOPMENT
                                                  SHARES            AMOUNT             CAPITAL                 STAGE

Balance,  May 31, 1998                            62,500               $7             $111,663                ($54,904)

Issuance of Centrack International,
  Inc., a Florida corp.                                                                124,742                       0
     Class A  Common Stock                       789,125               79                                            0
     Class B  Common Stock                       735,000               74                                            0

Reverse acquisition, April 2, 1999
  (Note 1)
 Exchange of Centrack International,
  Inc., a Florida corp.,
     Class A  Common Stock                      -851,625              -86                    0                       0
     Class B  Common Stock                      -735,000              -74                    0                       0

Issuance of Common Stock of Centrack
  International, Inc., a Delaware
  corp to owners of Centrack
  International, Inc., a Florida corp.        15,699,454            1,570              500,000                       0

Outstanding Common Stock of Centrack
  International, Inc., a Delaware corp.,
  formerly Hudson Valley Industries, Inc.      5,702,580              570                    0                       0

Net (Loss)                                             0                0                    0                -585,351

Balance,  May 31, 1999                        21,402,034           $2,140             $736,405               ($640,255)

Issuance of Common Stock                         543,892               54              137,454                       0

Issuance of Common Stock of Centrack
International, Inc., a Delaware Corp
  to owners of Centrack International,
  Inc., a Florida Corp                         1,109,697              111                    0                       0

Conversion of Outstanding Debt to Equity       1,037,965              104            1,287,703                       0

Net (Loss)                                             0                0                    0              -2,052,848

Balance, February 27, 2000                    24,093,588           $2,409           $2,161,562             ($2,693,103)
                                            ===========================================================================

       See Auditors' Report and Accompanying Notes to Financial Statements

                         CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                            STATEMENTS OF CASH FLOWS

                                                                    Year                 Period                  Period
                                                                June 1, 1998          June 1, 1999           April 4, 1996
                                                                     to                    to               (Inception) to
                                                                May 31, 1999       February 27, 2000       February 27, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                        ($585,351)            ($2,052,848)             ($2,693,103)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation & Amortization                                   21,694                 100,772                  122,466
     (Increase)Decrease In
         Prepaids & Other Assets                                   -1,938                    -904                        0
         Deposits                                                 -14,000                  14,100                        0
     Increase(Decrease)
         Accounts Payable &
            Accrued Expenses                                      240,318                 547,055                  787,373
  NET CASH USED IN OPERATING ACTIVITIES                          -339,277              -1,391,825               -1,783,264

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan Receivable & Interest(Increase)Decrease                 -16,699                  65,028                        0
     Acquisition of Fixed Assets and Website
        Development                                              -231,882                -258,578                 -506,296
  NET CASH USED IN INVESTING ACTIVITIES                          -248,581                -193,550                 -506,296

CASH FLOWS FROM FINANCING ACTIVITIES
     Reductions in Debt & Interest Income                         -12,500                       0                  -25,686
     Proceeds from Debt & Interest Expense                        250,000               1,166,334                1,446,227
     Conversion of Outstanding Debt to
        Contributed Capital                                             0              -1,287,703               -1,294,952
     Equity contributions                                         625,260               1,425,157                2,161,562
     Issuance of Common Stock                                       1,615                     269                    2,409
  NET CASH PROVIDED BY IN FINANCING ACTIVITIES                    864,375               1,304,057                2,289,560

NET INCREASE(DECREASE) IN CASH                                    276,517                -281,318                        0

CASH - BEGINNING                                                    4,801                 281,318                        0

CASH - ENDING                                                    $281,318                      $0                       $0
                                                            ==============================================================

       See Auditors' Report and Accompanying Notes to Financial Statements

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
In connection with the merger Hudson Valley changed its name to Centrack
International, Inc.   The merger is being accounted for as a capital transaction with no recognition of goodwill or other intangible assets.  Subsequent to the merger, the owners of the predecessor company owned 75% of the Company.  Since this transaction is, in substance, a recapitalization of Centrack International,
Inc. (the predecessor company) and not a business combination, pro forma information is not presented.  Accordingly, the historical data contained in the financial statements is that of the predecessor company.  The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced as of February 27, 2000.  Although some nominal advertising and listing revenues have been earned as of the date of these financial statements, substantially all the efforts of the Company have been focused on the establishment of its website, internal infrastructure, and beta testing of the
Company's auction services.  Accordingly, the Company was in the Development
Stage.  As the Company was unable to raise additional capital and the future success of the Company's principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February
27, 2000.  Consequently, the Company's financial statements are presented on a \
liquidation basis.

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
                                       15

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
                                       16

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

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

Subsequent Events cont'd

On July 12, 2000, the Company's directors approved a resolution authorizing
12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims.  As of the date of these financial statements, the Company, in conjunction with its plan of liquidation, has settled $642,202 of creditor debt in consideration of settlement agreements stipulating the issuance of 14,460,924 shares of the Company's restricted common stock.

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: June 12, 2001                 By: /s/ George Weast
                                    George Weast, President and Director
                                    (Principal Financial and Accounting Officer)

Date: June 12, 2001                 By:  /s/ Steve Merritt
                                    Steve Merritt
                                    Chief Executive Officer and Director

