Form 10QSB
period 2000-08-31
CENTRACK INTERNATIONAL INC
filed 2001-06-12
CIK 1094220

SEC 2334 (6-00)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden
hours per response: 32.00

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                 For the quarterly period ended August 31, 2000

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _________________ to _________________

                       Commission file number: 000-27885

                          Centrack International, Inc.
       (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)
                                   11-3342926
                        IRS Employer Identification No.)

                            Atrium Financial Center
                        1515 N. Federal Hwy., Suite 300
                           Boca Raton, Florida 33432
                    (Address of principal executive offices)

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

                                  Yes _X__  No _ _

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,557,613 (as of 8/31/00).
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          CENTRACK INTERNATIONAL, INC.
                           (A Company in Liquidation)

          Statement of Net Assets in Liquidation as of August 31, 2000
     Statement of Changes in Net Assets in Liquidation for the Quarter Ended
                                 August 31, 2000

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                TABLE OF CONTENTS
                                 AUGUST 31, 2000

Part I - FINANCIAL INFORMATION                                         PAGE

     Item 1 - Financial Statements

        Accountants' Review Report                                       1

        Statement of Net Assets in Liquidation
                  as of 3/31/00 (unaudited)
                  And 8/31/00 (unaudited)                                2

        Statement of Changes in Net Assets in Liquidation                3

        Notes to the Financial Statements                              4-11

     Item 2 - Plan of Operation

        Management's Discussion and Analysis                            12

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                         13

     Item 6 - Exhibits and Reports on Form 8-K                          13

     Signatures                                                         14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

To the Board of Directors and Stockholders
Centrack International, Inc., a Delaware corporation

We have reviewed the accompanying statement of net assets in liquidation of
Centrack International, Inc. (a Delaware Corporation) as of August 31, 2000, and
the related statement of changes in net assets in liquidation for the quarter then ended.  Our review was performed in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified
Public Accountants.  All the information included in these financial statements is the representation of the management of Centrack International, Inc.

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

The financial statements for the year ended May 31, 2000 presented in the financial statements were audited by us and we expressed an unqualified opinion on them in our report dated May 10, 2001, but we have not performed any auditing procedures since that date.

As described in Note 1 to the financial statements, the stockholders of Centrack
International, Inc. approved a plan of liquidation on February 27, 2000, and the
Company began liquidation shortly thereafter.  As a result, the Company changed its basis of accounting for periods after February 27, 2000, from the going concern basis to the liquidation basis.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
May 30, 2001

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                            NET ASSETS IN LIQUIDATION

                                                       May 31       August 31
                                                        2000           2000
                     ASSETS                                         Unaudited
Current Assets
     Cash and Cash Equivalents                             $0              $0

         Total Current Assets                               0               0

Fixed Assets, Net of Depreciation
     Website Development                               12,500          12,500

         Total Fixed Assets                            12,500          12,500

Other Assets
     Deposits and Other Assets                              0               0

         Total Assets                                 $12,500         $12,500
                                                      =======================

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Cash Overdraft                                   $12,470         $12,470
     Accounts Payable & Accrued Expenses              603,578         611,878
     Accrued Interest Payable                           7,837          12,149
     Accrued Payroll and Payroll Taxes                153,172         153,172
     Notes Payable Stockholders - Current Portion     150,000         150,000

         Total Current Liabilities                    927,057         939,669

Long Term Liabilities
    Committments and Contingencies                          -               -
    Notes Payable Stockholders Less Current Portion         0               0

         Total Long Term Liabilities                        0               0

         Total Liabilities                            927,057         939,669

Stockholders' Equity
     Common Stock
     $.0001 Par Value Per Share
     authorized 100,000,000 shares; issued
     and outstanding 24,557,613 shares                  2,456           2,456

     Additional Paid in Capital                     1,776,090       1,763,478

     Deficit Accumulated During the
       Development Stage                           (2,693,103)     (2,693,103)

         Total Stockholders' Equity                  (914,557)       (927,169)

         Total Liabilities and Stockholders' Equity   $12,500         $12,500
                                                   ===========================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              AS OF AUGUST 31, 2000

Net Assets, February 28, 2000                                       ($529,131)

ADD:

Issuance of Restricted Common Stock as
         Payment of Liabilities                                        17,790

LESS:

Bank Charge Accrual                                                      (474)
Consulting Fee Accrual                                                 (7,000)
Sale of Furniture & Fixtures                                           (7,000)
Interest Accrual                                                       (4,782)
Rent Accrual                                                          (16,290)
Transfer Agent Fee Accrual                                               (300)
Writedown of Assets to Net Realizable Value                          (367,370)

Net Assets, May 31, 2000                                            ($914,557)

LESS:

Consulting Fee Accrual                                                 (8,000)
Interest Accrual                                                       (4,312)
Transfer Agent Fee Accrual                                               (300)

Net Assets, August 31, 2000 (Unaudited)                             ($927,169)
                                                                   ===========

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

PLAN OF LIQUIDATION

On February 27, 2000, the Company ceased development stage activity and approved a plan of liquidation calling for the sale of all assets of the Company and payment of the Company's existing liabilities through the issuance of the
Company's restricted common stock.  Additionally, the plan proposes the sale, for cash, of Company restricted common stock for the purpose of securing funds for the payment of future professional and administration fees necessary to maintain, on a current basis, all Securities and Exchange Commission filing requirements.  Subsequently, on July 12, 2000 the Company's directors approved a

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

PLAN OF LIQUIDATION, cont'd

resolution authorizing 12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims.  As of the date of these financial statements, the Company, in conjunction with its plan of liquidation, has settled $642,202 of creditor debt in consideration of settlement agreements stipulating the issuance of 14,460,924 shares of the
Company's restricted common stock.  Of these shares stipulated, 11,585,319 restricted common shares were issued on February 20, 2001.  Also on July 12,
2000, the directors approved a resolution authorizing 12,050,000 shares of its restricted common stock to be issued to an unrelated consulting firm in fulfillment of the terms of a July 12, 2000 agreement which provided for the consulting firm to reorganize the Company and resolve outstanding creditor liabilities.  These shares, although authorized on July 12, 2000, were not issued until October 18, 2000.

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

                             CENTRACK INTERNATIONAL
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

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
Depreciation expense for the periods December 1, 1999 to February 27, 2000, June
1, 1999 to February 27, 2000, and April 4, 1996 (inception) to February 27, 2000 is $4,308, $40,572, and $62,266 respectively.  Under the plan of liquidation, the Company recognized a loss of $192,816 upon its writedown of property and equipment to its net realizable value.  The loss was offset against additional paid in capital.  In March 2000, the Company sold certain office equipment to a stockholder for $7,000.  The funds were utilized by the Company to pay consulting fees to an officer/stockholder.

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
loss carryforwards for Federal and State purposes at May 31, 2000 of  $3,183,845 that expire at varying times through fiscal year 2015.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

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

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements at August 31, 2000 and for the quarter then ended do not include all disclosures provided in the annual financial statements.  These interim financial statements are the representation of management and should be read in conjunction with the Company's annual udited financial statements and the footnotes thereto.  However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations of the Company.
Unless otherwise stated, all information subsequent to May 31, 2000 is unaudited, and no other form of assurance is provided.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits.  The Company did not have any cash or cash equivalents on August 31, 2000.

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock.  It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Beginning February 28,
2000, the Company, under the liquidation basis of accounting, no longer presents earnings per share.
                                        7

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

2.  Related Party Transactions

The Company's financing during its development stage has been provided by non-interest bearing loans and capital contributions to the Company by  its shareholders.  On August 31, 2000 the Company had liabilities to certain shareholders of  $162,149.  Additionaly, as of August 31, 2000, the Company is
indebted to the Chief Executive Officer for unpaid salaries and accrued payroll taxes totaling $24,181. On January 18, 2001, the Company entered into a settlement agreement with the Chief Executive Officer whereby the officer would receive 1,422,500 restricted shares of the Company's common stock in satisfaction of the debt, in consideration of the officer's resignation, and in fulfillment of any liabilities pursuant to the officer's employment agreement.

3.  Commitments

The Company leased its corporate offices in South Florida under three lease agreements.
In March, 1999, the initial lease was entered into for one year with a monthly rent of $1,500 plus applicable sales tax.  In May, 1999 the Company contracted for an additional 1,843 square feet of commercial space at the same location to house future operations and current website development. The lease term is for
37 months.  Rent for the first year was  $3,302 per month plus applicable sales tax and would have increased 5% in each of the succeeding two years.  Additional space was leased in July 1999 for a 35 month period.  Lease payments were $4,894 per month.

As of May 31, 2000 the Company, being six months in arrears of its lease payments, was in default of the lease agreements.  Subsequent to the cessation of development stage activity the Company vacated the leased premises.
Thereafter, on June 9, 2000 the landlord sold the property and in the process released the Company from any future obligations under the various leases.  Rent due to the landlord through August 31, 2000 totaled $50,000,  the liability for which was converted to equity on March 22, 2001 through a settlement agreement in which the landlord received 1,000,000 shares of the Company's restricted common stock.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

4.  Loan/Debt

In December, 1999 the Company borrowed $100,000 from a stockholder in the form of an unsecured promissory note.  The principal was payable on demand together with accrued interest at a rate of 12% per annum.  Thereafter in January 2000, the Company borrowed an additional $25,000 from the same stockholder in the form of an unsecured promissory note.  The principal was payable on demand together with accrued interest at a rate of 12% per annum.  As of August 31, 2000, the
Company was in default of these notes, the balance of which along with accrued interest payable of $10,712 is reflected as current liabilities.  Subsequently, the liability was converted to equity on January 29, 2001 through a settlement agreement in which the creditor received 3,333,333 shares of the Company's restricted common stock.

In January 2000, the Company borrowed $25,000 from a stockholder/director of the
Company in the form of an unsecured promissory note.  The principal was payable on or before February 10, 2000 together with accrued interest at a rate of 9%
per annum.  As of August 31, 2000, the Company was in default of this note, the balance of which along with accrued interest payable of $1,437 is reflected as a current liability.  Subsequently, the liability was converted to equity on
January 23, 2001 through a settlement agreement in which the creditor received
809,928 shares of the Company's restricted common stock.  As additional consideration for the loan, the Company issued the lender warrants to purchase
100,000 shares of Centrack International, Inc.'s restricted common stock at an exercise price of $0.25 per share.  The warrants expire July 10, 2001.

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

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

6.  Warrants and Options

The Company has issued warrants to purchase common stock to various employees, shareholders and unrelated parties.  The warrants at August 31, 2000 total
826,069 shares and have various exercise prices ranging from $.095 per share to
$.25 per share.  The warrants expire at varying times through February, 2004.
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

8.  Subsequent Events

On April 26, 2000, the Company entered into an agreement with an unrelated consulting firm to provide consultation services with respect to investor relations, accounting, general administration as well as housing for the
Company.  Pursuant to the agreement, the Company agreed to pay the consultant
$6,000 per month in restricted common stock of the Company.  As of August 31,
2000 the Company has accrued $15,000 of liability in regard to this agreement which was superceded by a subsequent agreement dated July 12, 2000.  On January
31, 2001, the Company issued 1,605,955 restricted shares of common stock in fulfillment of the remaining obligation under the April 26, 2000 agreement.

On November 3, 2000 the Company sold a non exclusive right to its web site technology and database to an unrelated party for $12,500.  The funds were utilized by the Company to pay creditor claims, consulting fees to an officer/director, consulting fees to a shareholder, and costs associated with the transaction.  Management does not expect any future benefit to be derived from its website.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

Subsequent Events cont'd

On January 17, 2001 the Company entered into a stock subscription and purchase agreement with an unrelated off-shore third party limited liability company to purchase a total of 51,780,178 restricted shares or 51% of the outstanding common stock of Centrack International, Inc. directly from the Company for cash of $50,000 and two promissory notes of $50,000 each, for a total of $150,000 subject to certain adjustments as provided for in the agreement.  On March 17,
2001, $50,000 was received by the escrow agent on behalf of the Company as full payment of the first of the two promissory notes by the off-shore third party limited liability company.  The remaining note is secured by 17,260,059 shares of the above referenced securities.  The intent of the transaction was to provide working capital to the Company via an escrow arrangement for purposes of paying among other costs, SEC fees, state filing fees, officers' salaries, and professional fees deemed necessary to settle creditor claims and bring the
Company current from a SEC reporting and trading perspective.

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

On January 29, 2001, the Company's Board of Directors approved an increase in the Company's authorized common stock to 120,000,000 shares.

Subsequent to August 31, 2000 and through the date of these financial statements, the Company, in conjunction with its plan of liquidation, has settled an additional $642,202 of creditor debt, including $150,000 of notes payable and related accrued interest and $50,000 of rent liability due to the
Company's landlord, in consideration of settlement agreements stipulating the issuance of 14,460,924 shares of the Company's restricted common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                          CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Please refer to complete MANAGEMENT'S DISCUSSION AND ANALYSIS for period ended
2/28/2001, filed as of June 12, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the information provided in the Company's Form 10-QSB for the period ended 2/29/00.

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

By:     /s/George Weast                         By:     /s/Steve Merritt
Name:   George Weast                            Name:   Steve Merritt
Title:  President, Director                     Title:  Chief Executive Officer
                                                        Director
Date:   June 12, 2001

