Form 10QSB
period 2000-11-30
CENTRACK INTERNATIONAL INC
filed 2001-06-12
CIK 1094220

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
                                    OF 1934
                 For the quarterly period ended November 30, 2000

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

                                  Yes _X__  No _ _

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,807,613 (as of 11/30/00).
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         CENTRACK INTERNATIONAL, INC.
                           (A Company in Liquidation)

         Statement of Net Assets in Liquidation as of November 30, 2000
   Statement of Changes in Net Assets in Liquidation for the Three Months and
                   the Six Months Ended November 30, 2000

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                TABLE OF CONTENTS
                                NOVEMBER 30, 2000

Part I - FINANCIAL INFORMATION                                           PAGE

     Item 1 - Financial Statements

         Accountants' Review Report                                        1

         Statement of Net Assets in Liquidation
                  as of November 30, 2000                                  2

         Statement of Changes in Net Assets in
                  Liquidation for the Three Months
                  and the Six Months Ended
                  November 30, 2000                                        3

         Notes to the Financial Statements                               4-11

     Item 2 - Plan of Operation

         Management's Discussion and Analysis                             12

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                           13

     Item 2 - Changes in Securities and Use of Proceeds                   13

     Item 6 - Exhibits and Reports on Form 8-K                            13

    Signatures                                                            14

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

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
May 30, 2001

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                            NET ASSETS IN LIQUIDATION

                                                        May 31       November 30,
                                                         2000            2000
                     ASSETS                                          Unaudited
Current Assets
     Cash and Cash Equivalents                             $0              $0

         Total Current Assets                               0               0

Fixed Assets, Net of Depreciation
     Website Development                               12,500               0

         Total Fixed Assets                            12,500               0

Other Assets
     Deposits and Other Assets                              0               0

         Total Assets                                 $12,500              $0
                                                      ==========================

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Cash Overdraft                                    $12,470         $12,470
     Accounts Payable & Accrued Expenses               603,578         603,578
     Accrued Interest Payable                            7,837          16,462
     Accrued Payroll and Payroll Taxes                 153,172         153,172
     Notes Payable Stockholders - Current Portion      150,000         150,000

         Total Current Liabilities                     927,057         935,682

Long Term Liabilities
     Committments and Contingencies                          -               -
     Notes Payable Stockholders Less Current Portion         0               0

         Total Long Term Liabilities                         0               0

         Total Liabilities                             927,057         935,682

Stockholders' Equity
     Common Stock, $.0001 Par Value Per Share
     authorized 100,000,000 shares; issued
     and outstanding 24,557,613 shares and
     36,807,613 shares at May 31, 2000 &
     November 30, 2000 respectively                      2,456           3,681

     Additional Paid in Capital                      1,776,090       1,753,740

     Deficit Accumulated During the
       Development Stage                            (2,693,103)     (2,693,103)

         Total Stockholders' Equity                   (914,557)       (935,682)

         Total Liabilities and Stockholders' Equity    $12,500              $0
                                                      ==========================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF NOVEMBER 30, 2000

Net Assets, February 28, 2000                             ($529,131)

ADD:

Issuance of Restricted Common Stock as
         Payment of Liabilities                              17,790

LESS:

Bank Charge Accrual                                            (474)
Consulting Fee Accrual                                       (7,000)
Sale of Furniture & Fixtures                                 (7,000)
Interest Accrual                                             (4,782)
Rent Accrual                                                (16,290)
Transfer Agent Fee Accrual                                     (300)
Writedown of Assets to Net Realizable Value                (367,370)

Net Assets, May 31, 2000                                   (914,557)

LESS:

Consulting Fee Accrual                                       (8,000)
Interest Accrual                                             (4,312)
Transfer Agent Fee Accrual                                     (300)

Net Assets, August 31, 2000 (Unaudited)                    (927,169)

ADD:

Issuance of 12,250,000 Restricted Shares of
        Common Stock as Payment of Liabilities               61,000

LESS:

Consulting Fee Accrual                                       (63,500)
Interest Accrual                                              (4,313)
Transfer Agent Accrual                                          (300)
Professional Fee Accrual                                      (1,400)

Net Assets, November 30, 2000 (Unaudited)                  ($935,682)
                                                         ============

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

                                       12
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the information provided in the Company's Form 10-QSB for the period ended 2/29/00.

Item 2. Changes in Securities.

Based on information available to the Company at the time of this filing, the following shares of common stock were issued during the quarter covered by this report, which issuances were made on the basis on exemptions from registration under Section 4(2) of the Securities Act of 1933: 12,700,000 shares.

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

                                       14