Form 10QSB
period 2001-02-28
CENTRACK INTERNATIONAL INC
filed 2001-06-12
CIK 1094220

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
                                    OF 1934
                For the quarterly period ended February 28, 2001

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

                                  Yes _X__  No _ _

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 101,779,065 (as of 11/30/00).
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          CENTRACK INTERNATIONAL, INC.
                           (A Company in Liquidation)

         Statement of Net Assets in Liquidation as of February 28, 2001
   Statement of Changes in Net Assets in Liquidation for the Three Months and
                     the Nine Months Ended February 28, 2001

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                TABLE OF CONTENTS
                                FEBRUARY 28, 2001

Part I - FINANCIAL INFORMATION                                           PAGE

     Item 1 - Financial Statements

             Accountants' Review Report                                   1

             Statement of Net Assets in Liquidation
                  as of February 28, 2001                                 2

             Statement of Changes in Net Assets in
                  Liquidation for the Three Months and
                  the Nine Months Ended February 28, 2001                 3

             Notes to the Financial Statements                           4-11

     Item 2 - Plan of Operation

             Management's Discussion and Analysis                       12-13

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                          14

     Item 2 - Changes in Securities and Use of Proceeds                  14

     Item 6 - Exhibits and Reports on Form 8-K                           14

     Signatures                                                          15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

To the Board of Directors and Stockholders
Centrack International, Inc., a Delaware corporation

We have reviewed the accompanying statement of net assets in liquidation of
Centrack International, Inc. (a Delaware Corporation) as of February 28, 2001,
and the related statement of changes in net assets in liquidation for the three months and the nine months then ended.  Our review was performed in accordance with Statements on Standards for Accounting and Review Services issued by the
American Institute of Certified Public Accountants.  All the information included in these financial statements is the representation of the management of Centrack International, Inc.

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

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
May 30, 2001

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                            NET ASSETS IN LIQUIDATION

                                                 May 31      February 29,     February 28,
                                                  2000            2000             2001
                     ASSETS                                    Unaudited        Unaudited
Current Assets
     Cash and Cash Equivalents                      $0              $0              $0

         Total Current Assets                        0               0               0

Fixed Assets, Net of Depreciation
     Website Development                        12,500          12,500               0
     Furniture                                       0           7,000               0

         Total Fixed Assets                     12,500          19,500               0

Other Assets
     Deposits and Other Assets                       0               0               0

         Total Assets                          $12,500         $19,500              $0
                                            ================================================

                     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Cash Overdraft                            $12,470              $0         $12,470
     Accounts Payable
       & Accrued Expenses                      603,578         596,376         284,708
     Accrued Interest Payable                    7,837           3,055               0
     Accrued Payroll and Payroll Taxes         153,172         153,172          98,878
     Notes Payable Stockholders
       - Current Portion                       150,000         150,000               0

         Total Current Liabilities             927,057         902,603         396,056

Long Term Liabilities
     Committments and Contingencies                  -               -               -
     Notes Payable Stockholders
       Less Current Portion                          0               0               0

         Total Long Term Liabilities                 0               0               0

         Total Liabilities                     927,057         902,603         396,056

Stockholders' Equity
     Common Stock, $.0001 Par Value Per Share
     authorized 120,000,000 shares; issued
     and outstanding 24,557,613 shares,
     24,093,588 shares and 101,779,065
     shares at May 31, 2000, February 29,
     2000 & February 28, 2001 respectively       2,456           2,409          10,178

     Additional Paid in Capital              1,776,090       1,794,193       2,286,869

     Deficit Accumulated During the
        Development Stage                   (2,693,103)     (2,679,705)     (2,693,103)

         Total Stockholders' Equity           (914,557)       (883,103)       (396,056)

         Total Liabilities and
            Stockholders' Equity               $12,500         $19,500              $0
                                            ================================================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AS OF FEBRUARY 28, 2001

Net Assets, February 28, 2000 (Unaudited)                            ($529,131)

LESS:
Writedown of Assets to Net Realizable Value                           (367,370)

Net Assets, February 29, 2000 (Unaudited)                             (896,501)

ADD:
Issuance of 264,025 Restricted Shares of
        Common Stock as Payment of Liabilities                          17,790

LESS:
Bank Charge Accrual                                                       (474)
Consulting Fee Accrual                                                  (7,000)
Sale of Furniture & Fixtures                                            (7,000)
Interest Accrual                                                        (4,782)
Rent Accrual                                                           (16,290)
Transfer Agent Fee Accrual                                                (300)

Net Assets, May 31, 2000                                              (914,557)

ADD:
Issuance of 12,250,000 Restricted Shares of
        Common Stock as Payment of Liabilities                          61,000

LESS:
Consulting Fee Accrual                                                 (71,500)
Interest Accrual                                                        (8,625)
Transfer Agent Accrual                                                    (600)
Professional Fee Accrual                                                (1,400)

Net Assets, November 30, 2000 (Unaudited)                             (935,682)

ADD:
Issuance of 13,191,274 Restricted Shares of
        Common Stock as Payment of Liabilities                         533,104
Issuance of 51,780,178 Restricted Shares of
        Common Stock as Payment of Liabilities & Costs
         Incurred Under the Plan of Liquidation                         36,848

LESS:
Consulting Fee Accrual                                                  (1,750)
Interest Accrual                                                        (2,831)
Transfer Agent Fee Accrual                                                (332)
Professional Fee Accrual                                               (13,445)
Payroll Accrual                                                         (9,000)
Other General & Administrative Costs Accrual                            (2,968)

Net Assets, February 28, 2001 (Unaudited)                            ($396,056)
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

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

PLAN OF LIQUIDATION, cont'd

a resolution authorizing 12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims.  As of the date of these financial statements, the Company, in conjunction with its plan of liquidation, has settled $642,202 of creditor debt in consideration of settlement agreements stipulating the issuance of 14,460,924 shares of the
Company's restricted common stock.  Of these shares stipulated, 11,585,319 restricted common shares were issued on February 20, 2001.  Also on July 12,
2000, the directors approved a resolution authorizing 12,050,000 shares of its restricted common stock to be issued to an unrelated consulting firm in fulfillment of the terms of a July 12, 2000 agreement which provided for the consulting firm to reorganize the Company and resolve outstanding creditor liabilities.  These shares were issued on October 18, 2000.

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

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

INCOME TAXES, cont'd

recognized as it is not determinable that the Company will realize any benefit from the loss carryforwards before they expire.  The Company has net operating
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

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements at February 29, 2000 and
February 28, 2001 and for the periods then ended do not include all disclosures provided in the annual financial statements.  These interim financial statements are the representation of management and should be read in conjunction with the
Company's annual audited financial statements and the footnotes thereto.
However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations of the Company.  Unless otherwise stated, all information subsequent to May 31, 2000 is unaudited, and no other form of assurance is provided.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits.  The Company did not have any cash or cash equivalents on February 28, 2001.

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock.  It requires dual presentation of basic and diluted EPS

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE, cont'd

on the face of the income statement for all entities with complex capital structures.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Beginning February 28,
2000, the Company, under the liquidation basis of accounting, no longer presents earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for
Derivative Instruments and Hedging Activities effective for all fiscal quarters of fiscal years beginning after June 15, 1999.  The Company does not anticipate the impact of this pronouncement will be material.

2.  Related Party Transactions

The Company's financing during its development stage had been provided by non-interest bearing loans and capital contributions to the Company by  its shareholders.  As of May 31, 2000 the Company had notes payable and accrued interest payable to certain shareholders of  $157,837.  In February, 2001 the
Company issued 4,143,261 shares of restricted common stock in fulfillment of these debt obligations and all additional interest accrued thereon.  In addition, as of May 31, 2000, the Company was indebted to the Chief Executive
Officer for unpaid salaries and accrued payroll taxes totaling $24,181.  On
January 18, 2001, the Company entered into a settlement agreement with the Chief
Executive Officer whereby the officer would receive 1,422,500 restricted shares of the Company's common stock in satisfaction of the debt, in consideration of the officer's resignation, and in fulfillment of any liabilities pursuant to the officer's employment agreement.

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
                                        8

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

Commitments, cont'd

As of May 31, 2000 the Company, being six months in arrears of its lease payments, was in default of the lease agreements.  Subsequent to the cessation of development stage activity the Company vacated the leased premises.
Thereafter, on June 9, 2000 the landlord sold the property and in the process released the Company from any future obligations under the various leases.
Rent due to the landlord through February 28, 2001 totaled $50,000,  the liability for which was converted to equity on March 22, 2001 through a settlement agreement in which the landlord is to receive 1,000,000 shares of the
Company's restricted common stock.

4.  Loan/Debt

In December, 1999 the Company borrowed $100,000 from a stockholder in the form of an unsecured promissory note.  The principal was payable on demand together with accrued interest at a rate of 12% per annum.  Thereafter in January 2000, the Company borrowed an additional $25,000 from the same stockholder in the form of an unsecured promissory note.  The principal was payable on demand together with accrued interest at a rate of 12% per annum. On January 29, 2001 the notes, together with accrued interest payable of $16,962, were converted to equity through a settlement agreement in which the creditor received 3,333,333 shares of the Company's restricted common stock.

In January 2000, the Company borrowed $25,000 from a stockholder/director of the
Company in the form of an unsecured promissory note.  The principal was payable on or before February 10, 2000 together with accrued interest at a rate of 9%
per annum.  On January 23, 2001 the note, together with accrued interest payable of $2,332 was converted to equity through a settlement agreement in which the creditor received 809,928 shares of the Company's restricted common stock.  As additional consideration for the loan, the Company issued the lender warrants to purchase 100,000 shares of Centrack International, Inc.'s restricted common stock at an exercise price of $0.25 per share.  The warrants expire July 10,
2001.

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
On December 31, 1999 an ex-employee of the Company exercised his option to purchase 105,263 shares of Centrack International, Inc. restricted common stock at $0.0949 per share. In May 2000, a consulting firm for the Company exercised an option, held by one of its officers, to purchase 264,025 shares of Centrack
International, Inc. restricted common stock at $0.095 per share.  Payment of the shares was tendered in full in exchange for services rendered under a March 3,
1999 contract, with the officer, the payment of which had been in arrears.

7.  Contingent Liabilities

The Company is involved in numerous lawsuits with former employees and the payroll leasing company through which employees were paid.  While the outcomes of individual suits with employees are still pending, the suit filed by the payroll leasing company has resulted in a judgement of $67,358 against the
Company.  The liabilities for accrued employee wages of $90,714, related payroll taxes of $8,164, and the judgement of $67,358 have been accrued and are reflected in these financial statements.

8.  Subsequent Events

On April 26, 2000, the Company entered into an agreement with an unrelated onsulting firm to provide consultation services with respect to investor relations, accounting, general administration as well as housing for the
Company.  Pursuant to the agreement, the Company agreed to pay the consultant
$6,000 per month in restricted common stock of the Company.  As of Janaury 30,
2001, the Company had a balance due to the consulting firm, under the April 26,
2000 agreement, of $9,400.  Accordingly,  1,605,955 shares of stock were issued on January 30, 2001 by the Company in fulfillment of its obligation under the terms of this agreement which was superceded by a subsequent agreement dated
July 12, 2000.

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

Subsequent to February 28, 2001 and through the date of these financial statements, the Company, in conjunction with its plan of liquidation, has settled an additional $91,308 of creditor debt, including $50,000 of rent liability due to the Company's former landlord, in consideration of settlement agreements stipulating the issuance of 1,882,833 shares of the Company's restricted common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                          CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Financial Condition and Results of
Operations or Plan of Operations

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOUR" PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding Centrack International, Inc. ("the
Company" or "CENK") and its business and operations contain "forward-looking"
statements within the meaning of Private Securities Litigation Reform Act of
1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "except," "anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history or profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personal and other factors discussed under the section titled "Management's Discussion and Analysis or plan of Operations-Factors That May Affect Future Results" in the Company's quarterly report on the form 10-QSB for the quarter ended February 28, 2001. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial statements appearing as Item (1) to this Report. These financial statements reflect the operations of the Company for the three months ended
February 28, 2001.

Centrack International, Inc. ("the Company") ceased operations on February
27, 2000, due to continuing losses during its startup phase and the inability to obtain additional capital to fund operations. As of February 27, 2000, having no further cash to fund operations and with little prospect of obtaining any, the
Company adopted a Plan of Liquidation and Dissolution in accordance with the
Delaware General Corporation Law, in order to provide for an orderly shutdown of the business in the interests of its shareholders and creditors. Given the cessation of operations, the Company believes that any discussion of the operational factors relating to the attached financial statements would not be informative regarding the Company's actual financial and operating condition or its future plans or potential.

Under the Plan of Liquidation and Dissolution dated February 27, 2000, all employees where terminated except for the Company's president, who was retained on a consulting basis until his resignation on January 18, 2001.

On April 26, 2000, the Company entered into an agreement with an unrelated

                          CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
cont'd

consulting firm to provide consultation services with respect to investor relations, accounting, general administration as well as housing for the
Company. Pursuant to the agreement, the Company agreed to pay the consultant
$6,000 per month in restricted common stock of the Company. Accordingly,
1,605,955 shares of stock were issued by the Company subsequent to the termination of the agreement on January 17, 2001.  Also, on July 12, 2000; the directors approved a resolution authorizing 12,050,000 shares of its restricted common stock to be issued to a reserve account to settle creditor claims. As of the date of these financial statements, 11,583,319 shares of restricted common stock has been issued as settlement of $458,185 creditor debt, including
$169,294 in notes payable stockholders and related accrued interest payable.
There are additional claims totaling approximately $304,745 remaining to be settled. On July 12, 2000, the directors approved a resolution authorizing
12,050,000 shares of its restricted common stock to be issued to an unrelated consulting firm in fulfillment of the terms of a July 12, 2000 agreement, which provided for the consulting firm to reorganize the Company, resolve its outstanding creditor liabilities, and supervise all reporting requirements of the SEC.

On January 17, 2001, the Company entered a stock subscription and purchase agreement with an unrelated offshore third party limited liability company to purchase a total of 51,780,1787 restricted shares or 51% of the outstanding common stock of Centrack International, Inc. directly from the Company for cash of $50,000 and two promissory notes of $50,000 each, for a total of $150,000
subject to certain adjustments as provided for in the agreement.   On March 17,
2001, $50,000 was received by the escrow agent on behalf of the Company as payment for the first of the two promissory notes by the off-shore third party limited liability company. The remaining note is secured by 17,260,059 shares of the above referenced securities held in escrow.  The intent of the transaction was to provide working capital to the Company via an escrow arrangement for purposes of paying, among other costs, SEC fees, state filing fees, officers'
salaries, and professional fees deemed necessary to settle creditor claims and bring the Company current from an SEC reporting and trading perspective.

On January 17, 2001, the Company entered into separate employment agreements with the newly elected president and vice president of the Company to manage the day-to-day activities of the Company. The contracts have a thirty-day termination clause and call for monthly compensation totaling $4,500 through
July 12, 2001.

The Company continues to negotiate with its creditors to reduce its outstanding liabilities through the issuance of additional shares of its restricted common stock in exchange for the cancellation of creditors's claims.  Once these claims are resolved, the Company intends to seek out acquisitions to reactive operations.  In the event that the Company is not successful in finalizing all negotiations with its creditors, it intends to investigate other legal alternatives.
                                       13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the information provided in the Company's Form 10-QSB for the period ended 2/29/00.

Item 2. Changes in Securities.

Based on information available to the Company at the time of this filing, the following shares of common stock were issued during the quarter covered by this report, which issuances were made on the basis on exemptions from registration under Section 4(2) of the Securities Act of 1933: 64,971,200 shares.  Please refer to the Company's current report on Form 8K filed February 2, 2001 for further details regarding the issuance of these shares.  That report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

By means of majority consents of the Company's shareholders dated January 17,
2001 (final signatures received on January 23, 2001), the Company: (1) removed
John Lofquist as an officer and director; (2) approved the entering  into of a
Stock Subscription and Purchase Agreement and related agreements, incorporated and discussed in detail in the Company's Current Report on Form 8-K filed
February 2, 2001, incorporated herein by reference (to which the reader is referred); (3) amended its certificate of incorporation to increase authorized shares to 120,000,000; and (4) confirmed the election of George Nathanail as a
Director.

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

                                       15