Form 10KSB/A
period 2000-05-31
CENTRACK INTERNATIONAL INC
filed 2001-09-10
CIK 1094220

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A

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

                                   Appendix A
                              Financial Statements
                          CENTRACK INTERNATIONAL, INC.
                           (A Company in Liquidation)

            Statement of Net Assets in Liquidation as of May 31, 2000
        Statement of Changes in Net Assets in Liquidation for the Period
       February 28,2000 to May 31, 2000, Statements of Operations, Changes
              in Stockholders' Equity and Cash Flows for the Period
                        June 1, 1999 to February 27, 2000

Caruso & Caruso
Certified Public Accountants, P.A.
6971 N. Federal Highway  Suite 300  Boca Raton, Florida 33487
Tel: (561) 995-1070 Fax: (561) 994-5506

To the Board of Directors and Stockholders
Centrack International, Inc., a Delaware corporation

We have audited the accompanying statement of net assets in liquidation of
Centrack International, Inc. (a Delaware Corporation) as of May 31, 2000, and
the related statement of changes in net assets in liquidation for the period
February 28, 2000 to May 31, 2000. In addition, we have audited the statements of operations, changes in stockholders' equity, and cash flows for the period
June 1, 1999 to February 27, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the stockholders of Centrack
International, Inc. approved a plan of liquidation on February 27, 2000, and the
Company began liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods after February 27, 2000, from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the net assets in liquidation of
Centrack International, Inc. as of May 31, 2000, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
May 10, 2001

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

Date: September 10, 2001            By: /s/ George Weast
                                    George Weast, President and Director
                                    (Principal Financial and Accounting Officer)

Date: September 10, 2001            By: /s/ Steve Merritt
                                    Steve Merritt
                                    Chief Executive Officer and Director

