Form 10QSB/A
period 2000-11-30
CENTRACK INTERNATIONAL INC
filed 2001-09-10
CIK 1094220

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

                                 FORM 10-QSB/A

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

We have reviewed the accompanying statement of net assets in liquidation of
Centrack International, Inc. (a Delaware Corporation) as of November 30, 2000,
and the related statement of changes in net assets in liquidation for the quarter then ended. Our review was performed in accordance with Statements on
Standards for Accounting and Review Services issued by the American Institute of
Certified Public Accountants. All the information included in these financial statements is the representation of the management of Centrack International,
Inc.

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
Date:   September 10, 2001

                                       14