Form 10KSB
period 2001-07-28
CENTRACK INTERNATIONAL INC
filed 2002-01-22
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001
                         Commission file number 0-26617

                          CENTRACK INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

       Delaware                                                11-3342926
        (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

             1900 Corporate Blvd., Suite 305W, Boca Raton, Fl 33431
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 241-9921
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

       Title of Each Class     Name of Each Exchange on Which Registered
            None                       None

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                         Common Stock, Par Value $.0001

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,039,813 as of December 31, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 2001: 114,911,808 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).  Yes___     No _X_

                                Table of Contents

                                                                           Page
PART I

PART II

Item 5.       Market for Common Equity and

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure........................  8

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act...........................................  9

Item 10.      Executive Compensation........................................ 10

Item 11.      Security Ownership of Certain Beneficial

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

     Centrack International, Inc. (the "Company") was organized under the laws of the State of Delaware on October 1, 1996 as Hudson Valley Industries, Inc. On
April 2, 1999 the Company merged with Centrack International, Inc., a Florida corporation, which conducted a specialized Internet-based business. Pursuant to the merger, the Company changed its name to Centrack International, Inc.
Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations. Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved its plan of liquidation in February 2000. Following the approval of the plan of liquidation, the Company has not conducted any business.

     On January 23, 2001 the Company entered into a Stock Subscription and
Purchase Agreement with Golden Stone Group Limited, a British Virgin Islands company under which Golden Stone purchased a total of 51,780,178 shares of the
Company's common stock in consideration for $50,000 in cash and two non-recourse promissory notes in the aggregate amount of $100,000. Upon payment of the notes,
Golden Stone became the owner of approximately 51% of the Company's issued and outstanding shares. This transaction and its underlying agreements are further disclosed on a Form 8-K Current Report filed by the Company on January 23, 2001.

     A description of the Company's liquidation process is described in the
Company's Form 10-KSB/A amended annual report filed for the fiscal year ended
May 31, 2000.

Subsequent Events

     On October 12, 2001, the Board of Directors of the Company and a majority of the shareholders of the Company agreed by unanimous consent to change the name of the Company to CTK Corp. and effectuate a 100-to-1 reverse stock split of the Company's issued and outstanding shares of common stock. The effectiveness of the name change and reverse stock split has been delayed due to the Company's failure to comply with the Securities and Exchange Act of 1934.
The Company intends to effectuate the name change and reverse stock split upon compliance with SEC reporting requirements.

     Effective October 18, 2001, the Company entered into a Stock Purchase
Agreement with Lancer Offshore, Inc. Under the agreement, Lancer Offshore purchased 40,000,000 shares of the Company's common stock for the sum of
$400,000. Lancer Offshore shall receive the 40,000,000 shares of common stock on a post-reverse split basis. Upon effectiveness of the reverse stock split,
Lancer Offshore will own approximately 93% of the Company's issued and outstanding shares of the Company's common stock. In addition, the Company issued warrants to Lancer Offshore to purchase an aggregate of 45,000,000 shares of common stock, exercisable at prices ranging from $.01 to $.10 per share. The warrants expire at dates ranging from December 31, 2001 through September 28,
2006. In connection with the agreement, the Company will also issue 2,000,000 shares of common stock to Stenton Leigh Business Resources, Inc. along with warrants to purchase 1,000,000 shares of common stock, exercisable at $.05 per share until September 28, 2004 and warrants to purchase 1,000,000 shares of common stock, exercisable at $.10 per share until September 28, 2006. The shares of common stock underlying the warrants are convertible on a post-reverse split basis. The stock purchase and underlying security issuances have been further described on a Form 8-K Current Report filed by the Company on October 18, 2001.

Employees

     As of December 13, 2001, the Company had one employee.  This employee also serves as the president of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     As of the filing date of this report the Company occupies an executive suite located at 1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431.
The Company occupies this space on for a nominal fee on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

     Vincam Human Resources, Inc. v. Centrack International, Inc. filed in the
Miami-Dade, Florida Circuit Court. Vincam (presently known as ADP Total
Services, Inc.) obtained a judgment for $67,358 against the Company. In October
2001, the Company and Vincam entered into a settlement agreement under which the
Company paid Vincam $67,384.10 and issued Vincam 1,587,454 shares of common stock. A satisfaction of final default judgement has been entered by the attorney of record for Vincam.

     In addition, the Company is involved in numerous law suits with former employees for liabilities regarding accrued wages. The outcome of the individual suits with employees is still pending. The liabilities for accrued employee wages is approximately $100,000. This amount is reflected in the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

     The Company's common stock was de-listed from the Over the Counter Bulletin
Board (OTCBB) on December 15, 1999. Currently the Company's common stock is traded on the Pink Sheets. Trades are infrequent and sporadic. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the Pink Sheets. Trading is infrequent and sporadic. On January 16,
2002 the trading price of the Company's common stock was $.02. Quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                         High             Low

Quarter ended February 29, 2000                $.18             $.03
Quarter ended May 31, 2000                     $.14             $.03
Quarter ended August 31, 2000                  $.06             $.03
Quarter ended November 30, 2000                $.04             $.02
Quarter ended February 28, 2001                $.04             $.02
Quarter ended May 31, 2001                     $.02             $.02
Quarter ended August 31, 2001                  $.02             $.02
Quarter ended November 30, 2001                $.02             $.02

     As of the date of this report there are approximately 300 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its common stock.  The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Related Stockholder Matters

     During the year ended May, 31 2001 the Company issued the following  equity securities:

     On July 12, 2000, the Company issued 12,050,000 shares of its common stock to Washington Capital Corporation. These shares were issued to a reserve account to settle the Company's creditors' claims which the Company believed to be in excess of $500,000. As of May 31, 2001, 15,210,029 shares of restricted common stock has been issued as settlement of $631,570 of liabilities. These shares were issued pursuant to the exemption from registration provided by Section 4(2)
of the Securities Act.

     On November 10, 2000, the Company issued 200,000 shares of its common stock to an individual in consideration for legal services to be provided to the
Company. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

     On January 17, 2001, the Company issued an aggregate of 51,780,178 shares of its common stock to Golden Stone Group Limited and its designees pursuant to a Stock Subscription and Purchase Agreement. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities
Act.

     On January 17, 2001, the Company cancelled 5,422,500 shares of its common stock previously issued to Washington Capital Corporation. The shares were subsequently reallocated as follows: 1,423,500 shares of the Company's common stock were issued to John Lofquist as consideration for Mr. Lofquist's execution and performance of a Termination, Settlement and Release Agreement by and
between Mr. Lofquist, his wife and the Company; 2,000,000 shares to Nafal
Kahook; and 2,000,000 shares to Steven J. Merritt. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the
Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     Management's discussion and analysis contains various "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may",
"expect", "anticipate", "estimate" or "continue" or use of negative or other variations or comparable terminology.

     Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

     The Company ceased operations on February 27, 2000, due to continuing losses during its startup phase and the inability to obtain additional capital to fund operations. As of February 27, 2000, having no further cash to fund operations and with little prospect of obtaining any, the Company adopted a Plan of Liquidation and Dissolution in accordance with the Delaware General
Corporation Law, in order to provide for an orderly shutdown of the business in the interests of its shareholders and creditors. Given the cessation of operations, the Company believes that any discussion of the operational factors relating to the attached financial statements would not be informative regarding the Company's actual financial and operating condition or its future plans or potential.

     Under the Plan of Liquidation and Dissolution dated February 27, 2000, all employees were terminated except for the Company's president, who was retained on a consulting basis until his resignation on January 18, 2001.

     On April 26, 2000, the Company entered into an agreement with an unrelated consulting firm to provide consultation services with respect to investor relations, accounting and general administration for the Company. Pursuant to the agreement, the Company agreed to pay the consultant $6,000 per month in restricted common tock of the Company. Accordingly, 1,605,955 shares of stock were issued by the Company subsequent to the termination of the agreement on
January 17, 2001.

     Also, on July 12, 2000 the directors approved a resolution authorizing
12,050,000 shares of its restricted common stock to be issued to a reserve account to settle creditor claims. As of May 31, 2001, 15,210,029 shares of restricted common stock has been issued as settlement of $631,570 of liabilities.

     On January 17, 2001, the Company entered a stock subscription and purchase agreement with an unrelated offshore third party limited liability company to purchase a total of 51,780,178 restricted shares or 51% of the outstanding common stock of the Company directly from the Company for cash of $50,000 and two promissory notes of $50,000 each, for a total of $150,000 subject to certain adjustments as provided for in the agreement. On March 17, 2001, $50,000 was received by the escrow agent on behalf of the Company as payment for the first of the two promissory notes by the off-shore third party limited liability company. The remaining note is secured by 17,260,059 shares of the above referenced securities held in escrow. The intent of the transaction was to provide working capital to the Company via an escrow arrangement for purposes of paying, among other costs, SEC fees, state filing fees, officers' salaries, and professional fees deemed necessary to settle creditor claims and bring the
Company current from an SEC reporting and trading perspective.

     On January 17, 2001, the Company entered into separate employment agreements with the newly elected president and vice president of the Company to manage the day-to-day activities of the Company. The contracts had a thirty-day termination clause and call for monthly compensation totaling $4,500 through
July 12, 2001. The former officer will receive shares of the Company's common stock in lieu of cash compensation. The agreements were not renewed.

     The Company believes it has negotiated with its creditors to reduce its outstanding liabilities through the issuance of additional shares of its restricted common stock in exchange for the cancellation of creditors' claims.

     The Company intends to seek out an acquisition or merger candidate.

ITEM 7.  FINANCIAL STATEMENTS

     See the financial statements listed in the accompanying index to the
Financial Statements on Page F-1.

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2001

        Index to Financial Statements                                     Page

              Auditor's Report ........................................... F-2

              Balance Sheet - May 31, 2001 ............................... F-3

              Statement of Changes in Net Assets in Liquidation
                as of May 31, 2001 ....................................... F-4

              Statement of Changes in Stockholders' Equity
                From May 31, 1999 through May 31, 2001 ................... F-5

              Statement of Operations for the Period from
                June 1, 1999 to Feb. 27, 2000 ............................ F-6

              Statement of Cash Flows for the Period from
                June 1, 1999 to Feb. 27, 2000 ............................ F-7

              Notes to Financial Statements ....................... F-8 - F-13

                                Auditor's Report

To the Board of Directors and Stockholders
Centrack International Inc.

We have audited the accompanying Balance Sheet of Centrack International, Inc.
(a company in liquidation) as of May 31, 2001 and the related Statement of
Changes in Net Assets in Liquidation, and the Statement of Changes in
Stockholders Equity for the period June 1, 2000 to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Centrack International Inc., as of May
31, 2000, were audited by other auditors whose report dated May 10, 2001 expressed an unqualified opinion on those statements for a company in liquidation. In accordance with Generally Accepted Accounting Principles for a company in liquidation, the Statements of Cash Flows and Statement of Operations
are not required

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An Audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe the audit provides a reasonable basis for our opinion

As described in Note 1 to the financial statements, the stockholders of Centrack
International, Inc. approved a plan of liquidation on February 27, 2000, and the company began liquidating thereafter. As a result, the Company changed its basis of accounting after February 27, 2000 from a going concern basis to the liquidation basis.

In our opinion, the financial statements referred to in the first paragraph, present fairly, in all material respects, the Balance Sheet of Centrack
International. Inc. as of May 31, 2001 and the Changes in Net Assets in
Liquidation for the year then ended, in conformity with generally accepted principles applied on the basis of accounting described in the preceding paragraph.

Baum & Company PA

Coral Springs, FL
December 1, 2001

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                  BALANCE SHEET
                                  MAY 31, 2001

                                     ASSETS

Current Assets
--------------
     Escrow Funds Receivable                                        $8,821
     Employee Receivable                                               110
                                                                ---------------
          Total Current Assets                                       8,931
                                                                ---------------
          Total Assets                                              $8,931
                                                                ===============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
     Accounts Payable & Accrued Expenses                          $328,251
                                                                ---------------
          Total Current Liabilities                                328,251
                                                                ---------------
Long Term Liabilities
---------------------
     Commitments and Contingencies                                       -
                                                                ---------------
          Total Long Term Liabilities                                    0
                                                                ---------------
          Total Liabilities                                        328,251
                                                                ---------------
Stockholders' Equity
--------------------
     Common Stock, $ .0001 Par value Per Share                      10,398
          authorized 120,000,000 shares: issued and
          outstanding 103,981,275 shares
     Additional Paid In  Capital                                 2,556,321
     Stock Subscription Note receivable                            (21,567)
     Accumulated Deficit                                        (2,864,472)
                                                                ---------------
          Total Stockholders' Equity                              (319,320)
                                                                ---------------
          Total Liabilities and Stockholders' Equity                $8,931
                                                                ===============

       See Auditors Report and Accompanying Notes to Financial Statements

                           CENTRACK INTERNATIONAL INC.
                           (A COMPANY IN LIQUIDATION)
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               As Of May 31, 2001

Net Assets February 28, 2000                                     ($529,131)
                                                                 ----------
Add:
Issuance of Restricted Common Stock as Payment of
 Liabilities                                                        17,790

Less:
Business Continuance Expenses                                      (24,064)
Sale of Furniture and Fixtures                                      (7,000)
Interest Accrual                                                    (4,782)
Writedown of Assets to Net Realizable Value                       (367,370)
                                                                  ---------
Net Assets May 31, 2000                                           (914,557)
                                                                  ---------

Add:
Sale of Restricted Common Stock                                   100,000
Issuance of Restricted Common Stock                                631,570
 as Payment of Liabilities

Less:
Business Continuance Expenses                                     (103,885)
Sale of Website Rights                                             (12,500)
Interest Accrual                                                   (19,948)
                                                                   --------

Net Assets May 31, 2001                                          ($319,320)
                                                                 ==========

       See Auditors Report and Accompanying Notes to Financial Statements

                           CENTRACK INTERNATIONAL INC.
                           (A COMPANY IN LIQUIDATION)
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     FROM MAY 31, 1999 THROUGH MAY 31, 2001

                                                                ADDITIONAL
                                               COMMON STOCK        PAID      ACCUMULATED
                                            SHARES      AMOUNT  IN CAPITAL     DEFICIT
                                          ----------    ------  ----------   -----------

Balance -May 31, 1999                     21,402,034    $2,140    $736,405     ($640,255)

Issuance of Common Stock for Cash            543,892        54     137,454

Issuance of Common Stock of Centrack
 International, Inc. a Delaware Corp.
 to owners of Centrack International,
 Inc, A Florida Corp.                      1,109,697       111

Conversion of Debts and Liabilities
  to Equity                                1,037,965       104   1,287,703

Net (Loss)                                                                    (2,052,848)
                                          ----------    ------  ----------   -----------
Balance -May 31, 2000                     24,093,588     2,409   2,161,562    (2,693,103)

Issuance of Common Stock for Services     13,855,955     1,386      67,894

Issuance of Common Stock for Cash
  and Note                                51,780,178     5,178     116,389

Conversion of Debts and Liabilities
  to Equity                               12,829,054     1,283     203,506

Common Stock contributed to the
  company                                  1,422,500       142       6,970

Net Loss for the Year Ended May 31, 2001                                        (171,369)
                                         -----------    ------  ----------   -----------
Balance -May 31, 2001                    103,981,275    10,398  $2,556,321   ($2,864,472)
                                         ===========    ======  ==========   ===========

       See Auditors Report and Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                             STATEMENT OF OPERATIONS
                    Period from June 1, 1999 to Feb. 27, 2000

Revenues
     Listing, Advertising and Other Fees               $16,887
                                                     ---------
          Total Revenue                                 16,887
                                                     ---------
Operating Expenses
     Selling, & Marketing                              543,296
     General and Administrative                      1,510,105
                                                     ---------
          Total Operating Expenses                   2,053,401

     Loss from Operations                           (2,036,514)
Other Income (Expense)
     Interest Expense                                  (16,334)
                                                     ---------
          Net Loss                                 ($2,052,848)
                                                    ==========
Loss Per Share                                         ($0.088)
                                                    ==========
Weighted Average Shares-                            23,419,847
                                                    ==========

       See Auditors Report and Accompanying Notes to Financial Statements

                           CENTRACK INTERNATIONAL INC.
                           (A COMPANY IN LIQUIDATION)
                             STATEMENT OF CASH FLOWS
                    Period from June 1, 1999 to Feb. 27, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                       ($2,052,848)
Adjustments to Reconcile Net Loss to
 Net Cash Provided by Operating Activities:
     Depreciation & Amortization                                   100,772
     (Increase) Decrease In
          Prepaids and Other Assets                                   (904)
          Deposits                                                  14,100
     Increase (Decrease) In
          Accounts Payable and Accrued Expenses                    547,055
                                                                 ---------
Net Cash Used By Operating Activities                           (1,391,825)

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan Receivable and Interest                                   65,028
     Sale of Fixed Assets
     Development                                                  (258,578)
                                                                 ---------

Net Cash Used By Investing Activities                             (193,550)

CASH FLOWS FROM FINANCING ACVTIVITES
     Proceeds from Debt                                          1,166,334
     Conversion of Outstanding Debt and
       Payables to Contributed Capital                          (1,287,703)
     Equity Contributions                                        1,425,157
     Issuance of Common Stock for Cash                                 269
                                                                 ---------
Net cash Provided by Financing Activites                         1,304,057
                                                                 ---------

Net Increase (Decrease) In Cash                                   (281,318)

CASH - Beginning of Period                                         281,318
                                                                 ---------
CASH -End of Period                                                     $0
                                                                 ---------
Non Cash Transactions:
Interest paid                                                           $0

       See Auditors Report and Accompanying Notes to Financial Statements

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Centrack International, Inc. (The Company) is a for profit corporation organized under the laws of the State of Delaware. The Company was incorporated on October
1, 1996 as Hudson Valley Industries, Inc. (HUVI), an OTC Bulletin Board publicly traded company. On April 2, 1999, the Company, having no substantial assets or liabilities, merged with Centrack International, Inc. (the predecessor company), a Florida corporation which maintained an internet based business involving listing fees, advertising, sourcing and information services for the used heavy equipment industry. Shareholders of the predecessor company received 10.561 shares of Hudson Valley stock for each share of the predecessor company; a total of 16,809,151 shares, in exchange for 100% of the outstanding stock of the predecessor company and the conversion of a $500,000 bridge loan to equity.

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

The Company's principal operations, had comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, Although some nominal advertising and listing revenues had been earned all the efforts of the Company have been focused on the establishment of its website, internal infrastructure, and beta testing of the Company's auction services. Accordingly, the Company was in the Development Stage. As the Company
was unable to raise additional capital and the future success of the Company's principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February 27, 2000.
This plan of liquidation called for the sale of all assets of the Company and payment of the Company's existing liabilities through the issuance of the
Company's restricted common stock. Additionally, the plan proposed the sale, for cash, of Company restricted common stock for the purpose of securing funds for the payment of future professional and administration fees necessary to maintain, on a current basis, all Securities and Exchange Commission filing requirements.

In January 2001, an independent investor purchased for $ 150,000 in cash and notes,(subsequently amended to $ 121,567) a 51% equity interest in the company.

The company has no operations and is currently a shell corporation, and it is proceeding under this plan of liquidation.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                     NOTES TO FINANCIAL STATEMENTS (cont'd)

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

Prior to the plan of liquidation, depreciation was computed using the straight-line method based on the estimated useful lives of the assets which range from three to five years. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur.

SOFTWARE DEVELOPMENT COSTS

Internal and external costs incurred to develop internal-use software were capitalized and amortized over three years. Under the plan of liquidation, the
Company recognized a loss of $171,512 upon its write down of Software
Development.

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years differences between the tax bases and financial reporting amounts of assets and liabilities. Due to the fact that the Company had had no significant operations, no deferred tax asset/valuation allowance has been recognized as it is not determinable that the Company will realize any benefit from the loss carryforwards before they expire. The Company has net operating loss carryforwards for Federal and State purposes at May 31, 2001 of approximately $3,100,000 that expire at varying times through fiscal year 2016.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                     NOTES TO FINANCIAL STATEMENTS (cont'd)

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents exposure on May 31, 2001.

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS has not been presented since the presentation is anti dilutive.

FINANCIAL STATEMENTS

Since the company is in liquidation as of Feb 27, 2000, comparative statements of Operations and Cash Flows have not been presented.

2.   COMMITMENTS

On January 17, 2001, the Company entered into separate employment agreements with the newly elected president and vice president of the Company to manage the day to day activities of the Company. The contracts have a thirty day termination clause and call for monthly compensation totaling $4,500 through
July 12, 2001. Coinciding with these employment agreements, the Company terminated the July 12, 2000 contract for consulting services previously referenced. On July 17, 2001, the company authorized the payment of 833,333 shares of stock in lieu of cash for the officers salary.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                     NOTES TO FINANCIAL STATEMENTS (cont'd)

3.   NOTES PAYABLE

In December 1999, the Company borrowed $100,000 from a stockholder in the form of an unsecured promissory note. The principal was payable on demand together with accrued interest at a rate of 12% per annum. Thereafter in January 2000, the Company borrowed an additional $25,000 from the same stockholder in the form of an unsecured promissory note. The principal was payable on demand together with accrued interest at a rate of 12% per annum. The company was in default of these notes and the accrued interest. Subsequently, the liability was converted to equity on January 29, 2001 through a settlement agreement in which the creditor received 3,333,333 shares of the Company's restricted common stock.

In January 2000, the Company borrowed $25,000 from a stockholder/director of the
Company in the form of an unsecured 9 % promissory note. The Company was in default of this note; subsequently, the liability was converted to equity on
January 23, 2001 through a settlement agreement in which the creditor received
809,928 shares of the Company's restricted common stock. As additional consideration for the loan, the Company issued the lender warrants to purchase
100,000 shares of Centrack International, Inc.'s restricted common stock at an exercise price of $0.25 per share. The warrants expired, unexercised, July 10,
2001.

4.   STOCK WARRANTS

The Company issued stock purchase warrants to certain outside parties during
1998, 1999 and 2000 in satisfaction of certain liabilities. Warrants to purchase
350,824 shares of the Company's common stock are outstanding at May 31, 2001 inclusive of warrants: to purchase 52,805 shares at an exercise price of $ .095 per share expiring February 16, 2003, warrants to purchase 198,019 shares at an exercise price of $ .095 per share expiring February 9, 2004 and warrants to purchase 100,000 shares at an exercise price of $.25 per share expiring July 10,
2001.

5.   CONTINGENT LIABILITIES

The Company is involved in numerous lawsuits with former employees and the payroll leasing company through which employees were paid. While the outcomes of individual suits with employees are still pending, the suit filed by the payroll leasing company has resulted in a judgement of $67,358 against the Company. The liabilities for accrued employee wages, related payroll taxes and the judgement, totaling $ 166,236 are reflected in these financial statements.

6.   CONSULTING AGREEMENTS

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

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                     NOTES TO FINANCIAL STATEMENTS (cont'd)

7.   RESTRICTED COMMON STOCK ISSUED FOR SETTLEMENTS

On July 12, 2000, the Company's directors approved a resolution authorizing
12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims. For the year ended May 31, 2001, the
Company, in conjunction with its former plan of liquidation, has settled
$631,570 of liabilities in consideration of settlement agreements concurrent with the issuance of 15,210,029 shares of the Company's restricted common stock.
Additional settlement agreements for $ 9,092 have been signed pending issuance of an additional 221,826 shares of restricted common stock.

On June 11, 2001 the directors increased the number of shares available for liability settlement to 22,050,000 shares.

8.   SALES OF COMMON STOCK

On January 17, 2001 the Company entered into a stock subscription and purchase agreement with an unrelated off-shore third party limited liability company to purchase a total of 51,780,178 restricted shares or 51% of the outstanding common stock of Centrack International, Inc. directly from the Company for
$150,000 in cash and promissory notes subject to certain adjustments as provided for in the agreement. As of May 31, 2001, $100,000 in cash has been received by an escrow agent on behalf of company and the remaining note has been adjusted to
$21,567. The remaining note is secured by 17,260,059 shares of the above referenced securities held in escrow.

The agreement further provides that the ownership by the unrelated offshore third party will not be decreased below 51% from Centract's issuance of shares or restricted Centrack Common Stock to various creditors, in settlement of claims. As of May 31, 2001 the company was obligated to issue approximately
1,250,000 additional shares of common stock for effected settlements.

The intent of the equity sales was to provide working capital to the Company via an escrow arrangement for purposes of paying among other costs, SEC fees, state filing fees, officers' salaries, and professional fees deemed necessary to settle creditor claims and bring the Company current from a SEC reporting and trading perspective. As of May 31, 2001, the escrow agent had $8,821 for the benefit of the company.

9.   ADDITIONAL EQUITY AUTHORIZED

On January 29, 2001, the Company's Board of Directors approved an increase in the Company's common stock to 120,000,000 shares.

                           CENTRACK INTERNATIONAL, INC
                           (A COMPANY IN LIQUIDATION)
                     NOTES TO FINANCIAL STATEMENTS (cont'd)

10.  SUBSEQUENT EVENTS

Name Change and Reverse Stock Split.

On October 12, 2001, the Board of Directors and a majority of the shareholders of the Company agreed by unanimous consent to change the name of the Company to
"CTK Corp." and effectuate a 100:1 reversed stock split of the Company's currently issued and outstanding shares of Common Stock. The number of common shares authorized, 120,000,000, and the par value per share of $ .0001 are remaining the same. The name change and reverse stock split is expected to be effective in early 2002. The financial statements above have not been restated
to reflect these changes.

Amended articles of Incorporation.

On October 12, 2001 the Board of Directors amended the Articles of Incorporation to authorize the issuance of 2,000,000 Preferred Stock.

Change in Control of the Registrant.

Effective October 18, 2001, the Company entered into a Stock Purchase Agreement
(the "Agreement") with Lancer Offshore, Inc., a Curacao, Netherlands Antilles corporation. Under the Agreement, Lancer Offshore purchased 40,000,000 shares of the Company's Common Stock, par value $.0001 for the sum of $400,000.00. Lancer
Offshore, Inc. shall receive the 40,000,000 shares of Common Stock on a post reverse split basis. Upon effectiveness of the reverse stock split, Lancer
Offshore will own approximately 93% of the Company's issued and outstanding shares of Common Stock. In addition, under the Agreement the Company will issue warrants to Lancer Offshore to purchase 5,000,000 shares of the Company's Common
Stock exercisable at $.01 per share until December 31, 2001; warrants to purchase 20,000,000 shares of Common Stock exercisable at $.05 per share until
September 28, 2004; and warrants to purchase 20,000,000 shares of Common Stock exercisable at $.10 per share until September 28, 2006. In connection with the
Agreement the Company will also issue 2,000,000 shares of Common Stock to
Stenton Leigh Business Resources, Inc. along with warrants to purchase 1,000,000 shares of Common Stock exercisable at $.05 per share until September 28, 2004 and warrants to purchase 1,000,000 shares of Common Stock exercisable at $.10 per share until September 28, 2006. The shares of Common Stock underlying the warrants above are convertible on a post reverse split basis.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES

     On July 10, 2001, the Company decided not to retain Caruso & Caruso, P.A.
as independent auditors to perform the necessary audit for the fiscal year ended
May 31, 2001. The decision was recommended by the Company's Board of Directors.
The reports of Caruso on the Company's financial statements for the periods in which they were engaged as principal accountants did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and interim period prior to July 10, 2001, there were no disagreements with Caruso on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

     The Company retained Baum & Company, P.A. as its independent auditor for the fiscal year ended May 31, 2001. There have been no disagreements with Baum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the
Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                           Age            Position Held

Laurence Isaacson              54             Director, President and Secretary

Kathyrn Cowen                  39             Director

George Weast*                  68             Director

Steven Merritt*                38             Director

* resigned effective October 2001

     Laurence Isaacson - has served as president and a member of the Company's board of directors since November, 2001. Since 1994, Mr. Isaacson has been the principal, president and CEO of Thornhill Group, Inc., a NASD member broker/dealer specializing in private placements. He has also been a principal, executive vice president and COO of Stenton Leigh Group, Inc., a Boca Raton based merchant banking firm, since 1999. In addition to serving as an officer and director to various private and public companies, Mr. Isaacson was Managing
Director of Strategica Capital Corporation, a Miami based merchant bank from
1994 to 1999. Mr. Isaacson graduated in 1970 from Husson College, Bangor, Maine with a Bachelor of Science Degree in Accounting and holds Series 7, 24, 27 and
63 licenses along with a Florida Real Estate Broker and Florida Mortgage Broker
licenses.

     Kathyrn Cowen - has been a director of the Company since November 2001.
From March 1999 through January 2001 Ms. Cowen was vice president of
ContractorHub.com, a technology firm with headquarters located in Kent,
Washington, which provides construction company clients with an electronic procurement of goods and services over the Internet. From 1997 to March 1999 Ms.
Cowen was director of business development for the IT Group, Inc., a provider of diversified services in the areas of consulting, engineering, construction, remediation and facilities management with headquarters located in Monroeville,
Pennsylvania, which acquired the division of Fluor Daniel GTI, Inc. where Ms.
Cowen had been employed. From September 1992 to August 1997 Ms. Cowen was director of business development for TRC Environmental Solutions, Inc., an environmental construction and engineering firm. Ms. Cowen currently serves on the board of directors of the following companies: SMX Corp, Nu-D-Zine, Inc., and Centrack International, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange
Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have not been complied with for the period which this proxy relates.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information relating to the compensation paid by the Company during the last three fiscal years to: the Company's president and chief executive officer; and each of the Company's executive officers who earned more than $100,000 during any fiscal year. Mr. Weast and Mr.
Lofquist no longer serve as officers of the Company. The Company's current president does not receive compensation.

                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
                                 Annual Compensation                Long-Term Compensation
--------------------------- ------------------------------ -------------------------------------------

                                                                  Awards              Payouts
--------------------------- ------------------------------ ---------------------- --------------------
                                                                       Securities
Name and Principal                               Other                   Under-
    Position         Year     Salary     Bonus   Annual     Restricted   Lying              All Other
                                                 Compen-      Stock     Options/    LTIP     Compen-
                                                 Sation      Award(s)     SARs     Payout    sation
                                                   ($)         ($)        (#)        ($)       ($)
------------------- ------- ----------- ------- ---------- ----------- ---------- --------- ----------

George Weast, CEO    6/00-
 and President       5/01   $10,000(3)     -       -            -          -          -         -
------------------- ------- ----------- ------- ---------- ----------- ---------- --------- ----------

John Lofquist, CEO   6/99-
 and President       5/00   $54,205        -       -            -          -          -     $65,028(2)
------------------- ------- ----------- ------- ---------- ----------- ---------- --------- ----------

John Lofquist, CEO   6/98-
 and President       5/99   $ 2,500        -    $8,020(1)       -          -          -           -
------------------- ------- ----------- ------- ---------- ----------- ---------- --------- ----------
(1)      Comprised of automobile and insurance payments.
(2)      Forgiveness of advance in payment for services rendered.
(3)      Has received 833,333 shares of common stock in lieu of salary.

                                       10

Compensation of Directors

     Members of the Company's Board of Directors are not compensated for their service on the Board.

Employment Agreements

     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's common stock beneficially owned on December 31, 2001 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group.
Unless otherwise disclosed, the address for the beneficial shareholder below is
1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431. There were approximately 114,911,808 shares outstanding as of December 31, 2001.

                               Number of Beneficially  Percentage of Outstanding
Name                                Owned Shares       Shares Beneficially Owned

Golden Stone Group Limited           51,780,178                  45.1%
No. 5A Asklipou St.
Athens, Greece

Nafal Kahook                         12,568,016                  10.9%
9941 S.W. 4th Street
Plantation, FL 33324

George Weast, Jr.                    12,525,943                  10.9%
1515 N. Federal Highway, Suite 300
Boca Raton, FL 33432

Steven J. Merritt                     6,041,665                   5.3%
1515 N. Federal Highway, Suite 300
Boca Raton, FL 33432

Laurence Isaacson                             0                    --

Kathryn Cowen                                 0                    --

Officers and Directors as a Group             0                    --
(2 persons)

---------

                                       11

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

     In December 1999, the Company borrowed $100,000 from a stockholder in the form of an unsecured promissory note. The principal was payable on demand together with the accrued interest at a rate of 12% per annum. Thereafter in
January 2000, the Company borrowed an additional $25,000 from the same stockholder in the form of an unsecured promissory note. The principal was payable on demand together with accrued interest at a rate of 12% per annum. The
Company was in default of these notes and the accrued interest. Subsequently, the liability was converted to equity on January 20, 2001 through a settlement agreement in which the stockholder received 3,333,333 shares of the Company's restricted common stock.

     In January 2000, the Company borrowed $25,000 from a director of the
Company in the form of an unsecured 9% promissory note. The Company defaulted on the note and the liability subsequently was converted to equity on January 23,
2001 through a settlement agreement in which the director received 809,928 shares of the Company's restricted common stock. As additional consideration for the loan, the Company issued the director warrants to purchase 100,000 shares of its restricted common stock at an exercise price of $0.25 per share. The warrants expired, unexercised, July 10, 2001.

Item 13. Exhibits, List and Reports on Form 8-K

     (a) Exhibits.

         2          Stock Purchase Agreement with Lancer Offshore dated October
                    18, 2002.

         3(i)(a)    Articles of Incorporation (incorporated by reference to our
                    Report on Form 10-SB filed 10/29/99, as amended).

         3(i)(b)    Articles of Amendment (incorporated by reference to our
                    Report on Form 8-K filed February 2, 2001).

         (3)(ii)    Bylaws (incorporated by reference to the Company's Report on
                    Form 10-SB filed 10/24/99).

     (b) Reports on Form 8-K.

     No reports were filed during the last quarter of the period covered by this report.

                                       12

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the
Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2002.

                                      CENTRACK INTERNATIONAL, INC.

                                      By: /s/Laurence Isaacson
                                      Laurence Isaacson, Director,
                                      President and Principal Accounting Officer

                                      By: /s/Kathryn Cowen
                                      Kathryn Cowen, Director

                                       13