Form 10QSB
period 2001-08-31
CENTRACK INTERNATIONAL INC
filed 2002-01-31
CIK 1094220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly period ended August 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _____________ to _______________

                        Commission file number: 000-27885

                          Centrack International, Inc.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   11-3342926
                        IRS Employer Identification No.)

                        1900 Corporate Blvd. Suite 305 W
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)

                                 (561) 241-9921
                           (Issuer's telephone number)

  -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,314,607 (as of 8/31/01) and
114,911,808 (as of January 22, 2002).

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                TABLE OF CONTENTS
                                 AUGUST 31, 2001

Part I - FINANCIAL INFORMATION                                           PAGE

         Item 1 - Financial Statements

                  Statement of Net Assets in Liquidation
                  as of August 31, 2001                                    2

                  Statement of Changes in Net Assets in
                  Liquidation for the Three Months
                  Ended August 31, 2001                                    3

                  Statement of Changes in Stockholders Equity
                  From May 31, 2001 to August 31, 2001                     4

                  Notes to the Financial Statements                       5-8

         Item 2 - Plan of Operation

                  Management's Discussion and Analysis                    9-10

Part II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                       11

         Item 5 - Other Information                                       11

         Item 6 - Exhibits and Reports on Form 8-K                        12

         Signatures

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                       NET ASSETS (DEFICIT) IN LIQUIDATION

                                                   May 31            August 31,
                                                    2001                2001
                                                ------------        ------------
                     ASSETS                                          Unaudited
Current Assets
    Escrow Funds Receivable                     $      8,821        $        788
    Employee Receivable                                  110                   -
                                                ------------        ------------
  Total Current Assets                                 8,931                 788
                                                ------------        ------------
        Total Assets                            $      8,931        $        788
                                                ============        ============

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Accounts Payable & Accrued Expenses         $    328,251        $    335,025
                                                ------------        ------------
  Total Current Liabilities                          328,251             335,025

Long Term Liabilities
    Commitments and Contingencies                        -0-                 -0-
                                                ------------        ------------
  Total Long Term Liabilities                            -0-                 -0-
                                                ------------        ------------
        Total Liabilities                            328,251             335,025
                                                ------------        ------------
Stockholders' Deficiency
    Common Stock, $.0001 Par Value Per
      Share authorized 120,000,000 shares;
      issued and outstanding 103,981,275
      shares at May 31, 2001 and 107,314,607
      shares at August 31, 2001                       10,398              10,731
    Additional Paid in Capital                     2,556,321           2,589,321
    Stock Subscription Note Receivable               (21,567)             (8,500)
    Deficit Accumulated                           (2,864,472)         (2,925,789)
                                                ------------        ------------
        Total Stockholders' Deficiency              (319,320)           (334,237)
                                                ------------        ------------
        Total Liabilities and
          Stockholders' Deficiency              $      8,931        $        788
                                                ============        ============

                 See Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
               STATEMENT OF CHANGES IN NET DEFICIT IN LIQUIDATION
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)

Net Deficit, May 31, 2001                                             ($319,320)

ADD:
Collection of Stock Subscription Receivable                              13,067

LESS:
Write-down of Employee Receivable                                      (110)
Business Continuance Expenses                                          (27,874)
                                                                     -----------

Net Deficit, August 31, 2001                                         $ (334,237)
                                                                     ===========

Other Non Cash Items
Issuance of 3,333,332 shares of stock for services                   $  330,333

                 See Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                      From May 31, 2001 To August 31, 2001
                                   (UNAUDITED)

                                   COMMON STOCK        ADDITIONAL
                              --------------------      PAID IN     ACCUMULATED
                                SHARES     AMOUNT       CAPITAL       DEFICIT
                              ----------  --------    -----------  -------------

Balance May 31, 2001          10,398,275   $10,398    $ 2,556,321  $ (2,864,472)

Issuance of Common Stock
For Services                   3,333,332       333         33,000

Net Loss for the 3 Months
Ended August 31, 2001                                                  (61,317)
                             -----------  --------    -----------  -------------
Balance August 31, 2001      107,314,607   $10,731    $ 2,589,321  $ (2,225,789)
                             ===========  ========    ===========  =============

                 See Accompanying Notes to Financial Statements

                          CENTRACK INTERNATIONAL, INC.
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

In connection with the merger Hudson Valley changed its name to Centrack
International, Inc. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. Subsequent to the merger, the owners of the predecessor company owned 75% of the Company. Since this transaction is, in substance, a re-capitalization of Centrack International,
Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company. The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced as of February 27, 2000. Although some nominal advertising and listing revenues had been earned as of that date, substantially all the efforts of the Company have been focused on the establishment of its website, internal infrastructure, and beta testing of the Company's auction services. Accordingly, the Company was in the Development Stage. As the Company was unable to raise additional capital and the future success of the Company's then principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February 27, 2000. Consequently, the Company's financial statements are presented on a liquidation basis.

PLAN OF LIQUIDATION

On February 27, 2000, the Company ceased development stage activity and approved a plan of liquidation calling for the sale of all assets of the Company and payment of the Company's existing liabilities through the issuance of the
Company's common stock. Additionally, the plan proposes the sale, for cash, of
Company restricted common stock for the purpose of securing funds for the payment of future professional and administration fees necessary to maintain, on a current basis, all Securities and Exchange Commission filing requirements.
Subsequently, on July 12, 2000 the Company's directors approved a resolution authorizing 12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims.

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

REVENUE RECOGNITION

Revenues are derived primarily from listing fees for used heavy equipment for sale on the Company's website, success fees on auction transactions calculated a percentage of the final sales value and advertising revenues. Revenues related to listing fees are recognized when the item is listed. Revenues related to success fees are recognized at the conclusion of the auction when there is at least one bid above the seller's specified minimum price or reserve price, whichever is higher. Advertising revenues are recognized as they are earned.
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

INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years differences between the tax bases and financial reporting amounts of assets and liabilities. The Company was incurred substantial losses to date and is in liquidation. No deferred tax asset/valuation allowance has been recognized as it is not determinable that the Company will realize any benefit from the loss carry-forwards before they expire. The Company has net operating loss carry-forwards for Federal and State purposes at August 31, 2001 of approximately $ 2,900,000 that expire at varying times through fiscal year
2016.

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

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements at August 31, 2001 and for the periods then ended do not include all disclosures provided in the annual financial statements. These interim financial statements are the representation of management and should be read in conjunction with the Company's annual audited financial statements and the footnotes thereto.

However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. Unless otherwise stated, all information subsequent to May 31, 2001 is unaudited, and no other form of assurance is provided. The
Balance Sheet information as of August 31, 2001 was derived from the audited financial statements included in the Company's Annual Report From 10-KSB. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents on August 31, 2001.

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Beginning February 28,
2000, the Company, under the liquidation basis of accounting, no longer present earnings per share.

2.    Issuance of Common Stock for Services

During the three months ended August 31, 2001, the company issued 3,333,332 shares of common stock to former officers of the company for consulting services. The company recorded this expense at market value of the stock.

3.    Warrants and Options

The Company has issued warrants to purchase common stock to various employees, shareholders and unrelated parties. The 250,824 warrants still outstanding at
August 31, 2001, at an exercise price of $.095 are: 52,805 expiring Sept 16,
2003 and 198,019 expiring Sept 9, 2004.

4.    Contingent Liabilities

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

5.    Subsequent Events

      Name Change and Reverse Stock Split

On October 12, 2001, The Board of Directors and a majority of the shareholders agreed to change the name of the Company to "CTK Corp." and effectuate a 100:1 reverse stock split of the Company's currently issued and outstanding Common
Stock. These changes are estimated to be effective in early 2002. These financial statements have not been restated to reflect these changes.

      Preferred Stock

On October 12, 2001, the Board of directors amended the Articles of incorporation to authorize the issuance of 2,000,000 shares of Preferred Stock.

      Change in Control of Registrant.

Effective October 18, 2001, the Company entered into a Stock Purchase Agreement with Lance Offshore Inc. a Curacao Netherlands Antilles corporation for the purchase of 40,000,000 shares of the Company's common stock for $400,000. Upon effecting this agreement, Lance Offshore will own 93% of the Company's common stock. Additionally, the agreement provides for the issuance of various warrants, expiring through Sept. 28, 2006 to purchase 45,000,000 shares of the company's common stock at prices from $01 to $.10 per share.

In connection with this agreement the company will also issue to Stenton Leigh
Business Resources, Inc. 2,000,000 shares of Common stock and various warrants, expiring through Sept 26, 2006, to purchase 2,000,000 shares of common stock, at prices ranging from $.01 to $.10 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Financial Condition and Results of
Operations or Plan of Operations

The following discussion regarding Centrack International, Inc. ("the Company")
and its business and operations contain "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "except,"
"anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial information appearing as Item (1) to this Report. This financial information reflects the operations of the Company for the three months ended
August 31, 2001.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 5.  Other Information.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         2         Stock Purchase Agreement with Lancer Offshore dated October
                   18, 2002. (incorporated by reference to our Report on Form
                   10-KSB filed 1/22/01.

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

(b)      Reports on Form 8-K.

         No reports were filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:      /s/ Laurence S. Isaacson
Name:    Laurence S. Isaacson
Title:   President, Director

Date:    January 31, 2002

