Form 10QSB
period 2001-11-30
CENTRACK INTERNATIONAL INC
filed 2002-02-22
CIK 1094220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended November 30, 2001

    [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             for the transition period from_____________ to _______________

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

Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,499,262 (as of November 30, 2002)
and 116,499,262 (as of February 20, 2002).

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                                TABLE OF CONTENTS
                                NOVEMBER 30, 2001

Part I - FINANCIAL INFORMATION                                              PAGE

         Item 1 - Financial Statements

                  Statement of Net Assets (Deficiency) in Liquidation
                  as of November 30, 2001 (unaudited) and May 31, 2001 ..... F-1

                  Statement of Changes in Net Assets (Deficiency) in
                  Liquidation for the Six Months Ended
                  November 30, 2001 (unaudited) ............................ F-2

                  Statement of Changes in Stockholders' (Deficiency)
                  For the Six Months Ended November 30, 2001 (unaudited) ... F-3

                  Notes to the Financial Statements as of November 30,
                  2001 (unaudited) .................................. ... F-4 - F-6

         Item 2 - Management's Discussion and Analysis or Plan
                  of Operation ..............................................  2

Part II - OTHER INFORMATION

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                              FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)

                                    CONTENTS

PAGE   F-1         STATEMENTS OF NET ASSETS (DEFICIENCY) IN LIQUIDATION AS OF
                       NOVEMBER 30, 2001 (UNAUDITED) AND MAY 31, 2001

PAGE   F-2         STATEMENTS OF CHANGES IN NET DEFICIENCY IN LIQUIDATION FOR
                       THE SIX MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)

PAGE   F-3         STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE SIX
                       MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)

PAGES  F-4 - F-6   NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2001
                       (UNAUDITED)

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
              STATEMENTS OF NET ASSETS (DEFICIENCY) IN LIQUIDATION

                                     ASSETS
                                                 November 30,
                                                     2001
                                                 (Unaudited)      May 31, 2001
                                                 ------------    -------------
CURRENT ASSETS
 Cash                                            $     27,775    $        -
 Escrow funds receivable                                 -               8,821
 Employee receivable                                     -                 110
                                                 ------------    -------------
     Total Current Assets                              27,775            8,931
                                                 ------------    -------------

TOTAL ASSETS                                     $     27,775    $       8,931
                                                 ============    =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses           $     44,517    $     328,251
 Advances for stock purchase                          405,483             -
                                                 ------------    -------------
     Total Current Liabilities                        450,000          328,251
                                                 ------------    -------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value, 120,000,000
   shares authorized, 116,499,262 and
   103,981,275 shares issued and outstanding,
   respectively                                        11,650           10,398
 Additional paid-in capital                         3,065,115        2,556,321
 Accumulated deficit                               (3,498,990)      (2,864,472)
 Less: Stock subscription note receivable                -             (21,567)
                                                 ------------    -------------
     Total Stockholders' Deficiency                  (422,225)        (319,320)
                                                 ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $     27,775            8,931
                                                 ============    =============

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
             STATEMENT OF CHANGES IN NET (DEFICIENCY) IN LIQUIDATION
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)

Net deficiency, June 1, 2001                                 $        (319,320)
                                                             -----------------

Add:

Collection of stock subscription receivable                             13,067

Advances from Lance Offshore, Inc.                                      50,000

Payment of liabilities with advances for stock purchase                 80,984

Gain on settlements of accounts payable                                 90,741
                                                             -----------------

       Total Additions                                                 234,792
                                                             -----------------

Deduct:

Write down of receivables                                               (8,931)

Business continuance expenses                                         (328,766)
                                                             -----------------

       Total Deductions                                               (337,697)
                                                             -----------------

Net deficiency, November 30, 2001                            $        (422,225)
                                                             =================

Other Non-Cash Items:

Issuance of 10,491,927 shares of common stock for services   $         391,263
                                                             =================

Issuance of 2,026,060 shares of common stock to settle
  accounts payable                                           $         118,783
                                                             =================

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
               STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)

                                                                                  Stock
                                           Common Stock and        Additional  Subscription
                                       Common Stock to be Issued    Paid-In        Note      Accumulated
                                         Shares        Amount       Capital     Receivable   Receivable      Total
                                       ------------  -----------  ------------  ----------  ------------  -----------

Balance at June 1, 2001                 103,981,275  $    10,398  $  2,556,321  $  (21,567) $ (2,864,472) $  (319,320)

Issuance of common stock for services    10,491,927        1,049       390,214        -             -         391,263

Issuance of common stock to settle
  accounts payable                        2,026,060         203        118,580        -             -         118,783

Collection of stock subscription note
  receivable                                   -           -              -         13,067          -          13,067

Write off of stock subscription note
  receivable                                   -           -              -          8,500          -           8,500

Net loss for the six months ended
  November 30, 2001                            -           -              -           -         (634,518)    (634,518)
                                       ------------  -----------  ------------  ----------  ------------  -----------

BALANCE AT NOVEMBER 30, 2001            116,499,262  $    11,650  $  3,065,115  $     -     $ (3,498,990) $  (422,225)
                                       ============  ===========  ============  ==========  ============  ===========

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                           (A COMPANY IN LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Organization

     Centrack International, Inc. (the "Company") is a profit corporation organized under the laws of the State of Delaware. The Company was incorporated on October 1, 1996 as Hudson Valley Industries, Inc. ("HUVI"),
     an OTC Bulletin Board publicly traded company. On April 2, 1999, the
     Company, having no substantial assets or liabilities, merged with Centrack
     International, Inc. (the "predecessor company"), a Florida corporation which  maintained an internet based business  involving listing fees, advertising, sourcing and information services for the used heavy equipment industry. Shareholders of the predecessor company received 10,561 shares of
     Hudson Valley stock for each share of the predecessor company; a total of
     16,809,151 shares, in exchange for 100% of the outstanding stock of the predecessor company and the conversion of a $500,000 bridge loan to equity.

     In connection with the merger, Hudson Valley changed its name to Centrack
     International, Inc. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. Subsequent to the merger, the owners of the predecessor company owned 75% of the Company.
     Since this transaction is, in substance, a recapitalization of Centrack
     International, Inc. (the "predecessor company") and not a business combination, pro forma  information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company.  The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced. Although some nominal advertising and listing revenues had been earned in the past, substantially all the efforts of the Company were focused on the establishment of a website, internal infrastructure, and beta testing of the Company's auction services.  Accordingly, the Company was in the development stage. As the
     Company was unable to raise additional capital and the future success of the Company's then principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February
     27, 2000. Consequently, the Company's financial statements are presented on a liquidation basis.

     On October 12, 2001, the Board of Directors and a majority of the shareholders agreed to effectuate a 1:100 reverse stock split ("Reverse
     Split") of the Company's currently issued and outstanding common stock and to amend the Company's Certificate of Incorporation to authorize the issuance of 2,000,000 shares of preferred stock. These changes are estimated to be effective in the first quarter of 2002. These financial statements have not been restated to reflect the changes.

     Effective October 18, 2001, the Company entered into a stock purchase agreement with Lance Offshore, Inc. a Curacao Netherlands Antilles corporation for the purchase of 40,000,000 shares of the Company's common stock, post Reverse Split for $400,000. The $400,000 has been advanced to the Company as of November 30, 2001, to settle certain creditor claims and to pay current expenses. Upon effecting this agreement, Lance Offshore,
     Inc. will own 93% of the Company's common stock. Additionally, the agreement provides for the issuance of various warrants, expiring through
     September 28, 2006 to purchase 45,000,000 shares of the Company's common stock, post Reverse Split at prices from $.01 to $.10 per share.

     In connection with this agreement the Company will also issue to Stenton
     Leigh Business Resources, Inc. 2,000,000 shares of common stock and various warrants, post Reverse Split, expiring through September 26, 2006, to purchase 2,000,000 shares of common stock, post Reverse Split, at prices ranging from $.01 to $.10 per share.

     (B) Plan of Liquidation

     On February 27, 2000, the Company ceased development stage activity and approved a plan of liquidation calling for the sale of all assets of the
     Company and payment of the Company's existing liabilities through the issuance of the Company's common stock. Additionally, the plan proposes the sale,  for cash, of Company restricted common stock for the purpose of securing funds for the payment of future professional and administration fees necessary to maintain, on a current basis, all Securities and Exchange
     Commission filing requirements. Subsequently, on July 12, 2000 the
     Company's directors approved a resolution authorizing 12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims.  As of November 30, 2001, 2,026,060 shares of the
     Company's common stock were issued and approximately $81,000 was paid from the advances from stock purchase to settle creditor claims.

     (C) Liquidation Basis Accounting

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

     (D) Use of Estimates

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

     (E) Interim Financial Statements

     The financial statements of Centrack International, Inc. and related notes thereto as of November 30, 2001 and for the six months then ended are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein.
     These adjustments consist solely of normal recurring adjustments.  The balance sheet information as of May 31, 2001 was derived from the audited financial statements included in the Company's annual report Form 10-KSB.
     These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

NOTE 2  ISSUANCE OF COMMON STOCK FOR SERVICES

     During the six months ended November 30, 2001, the Company issued
     10,491,927 shares of common stock to former officers of the Company for consulting services.  The Company recorded this expense at the then market value of the Company's common stock.

NOTE 3  WARRANTS AND OPTIONS

     The Company has issued warrants to purchase common stock to various employees, shareholders and unrelated parties. The 250,824 warrants still outstanding at November 30, 2001, at an exercise price of $.095 are: 52,805 expiring September 16, 2003 and 198,019 expiring September 9, 2004.

NOTE 4  LAWSUIT SETTLEMENT

     The Company settled a lawsuit filed by a payroll leasing company in the second fiscal quarter, resulting in a payment to the leasing company of
     $67,358 and the issuance of 1,587,454 shares of the Company's common stock.

 Item 2. Management's Discussion and Analysis or Plan of Operation.

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

The following discussion and analysis should be read in conjunction with the financial information appearing as Item (1) to this Report and the Company's
Form 10-KSB annual report for the year ended May 31, 2001, as previously filed with the Securities and Exchange Commission. The financial information appearing as Item (1) herein, reflects the operations of the Company for the six months ended November 30, 2001.

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

Under the Plan of Liquidation and Dissolution dated February 27, 2000, all employees were terminated except for the Company's president, who was retained on a consulting basis until his resignation on January 18, 2001. The Plan of
Liquidation and Dissolution called for the sale of all assets of the Company and payment of the Company's existing liabilities through the issuance of the
Company's common stock. Additionally, the plan proposes the sale, for cash, of
Company restricted common stock for the purpose of securing funds for the payment of future professional and administration fees necessary to maintain, on a current basis, all Securities and Exchange Commission filing requirements.
Subsequently, on July 12, 2000, the Company's directors approved a resolution authorizing 12,050,000 shares of the Company's restricted common stock to be issued to a reserve account to settle creditor claims.

                                       2

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
The agreements were not renewed. The former officers received shares of the
Company's common stock in lieu of cash compensation.

Effective October 18, 2001, the Company entered into a Stock Purchase Agreement with Lancer Offshore, Inc. Under the agreement, Lancer Offshore purchased
40,000,000 shares of the Company's common stock for the sum of $400,000. The
$400,000 has been advanced to the Company as of November 30, 2001, to settle certain creditor claims and to pay current expenses. Lancer Offshore shall receive the 40,000,000 shares of common stock on a post-reverse split basis.
Upon effectiveness of the reverse stock split, Lancer Offshore will own approximately 93% of the Company's issued and outstanding shares of the
Company's common stock. In addition, the Company issued warrants to Lancer
Offshore to purchase an aggregate of 45,000,000 shares of common stock, exercisable at prices ranging from $.01 to $.10 per share. The warrants expire at dates ranging from December 31, 2001 through September 28, 2006. In connection with the agreement, the Company also issued 2,000,000 shares of common stock to Stenton Leigh Business Resources, Inc. along with warrants to purchase 1,000,000 shares of common stock, exercisable at $.05 per share until
September 28, 2004 and warrants to purchase 1,000,000 shares of common stock, exercisable at $.10 per share until September 28, 2006. The shares of common stock underlying the warrants are convertible on a post-reverse split basis.

During the six months ended November 30, 2001, the Company issued 10,491,927 shares of common stock to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the
Company's common stock.

During the six months ended November 30, 2001, 2,026,060 shares of restricted common stock has been issued and $80,984l was paid from the advances from stock purchase to settle liabilities and accounts payable.

The Company business plan is to seek out an acquisition or merger candidate. As of November 30, 2001, the Company had existing cash reserves of $27,775. The
Company believes that its current cash reserves should be adequate to fund operations for twelve months.

                                       3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was involved in numerous lawsuits with former employees for liabilities regarding accrued wages. The individual suits with former employees have been settled.

During the three month period ended November 30, 2001, the Company settled a lawsuit filed by a payroll leasing company resulting in a payment to the leasing company of $67,358 and the issuance of 1,587,454 shares of the Company's common stock.

Item 2.  Changes in Securities and Use of Proceeds.

Effective October 18, 2001, the Company entered into a Stock Purchase Agreement with Lancer Offshore, Inc. Under the agreement, Lancer Offshore purchased
40,000,000 shares of the Company's common stock for the sum of $400,000. The
$400,000 has been advanced to the Company as of November 30, 2001, to settle certain creditor claims and to pay current expenses. Lancer Offshore shall receive the 40,000,000 shares of common stock on a post-reverse split basis.
Upon effectiveness of the reverse stock split, Lancer Offshore will own approximately 93% of the Company's issued and outstanding shares of the
Company's common stock. In addition, the Company issued warrants to Lancer
Offshore to purchase an aggregate of 45,000,000 shares of common stock, exercisable at prices ranging from $.01 to $.10 per share. The warrants expire at dates ranging from December 31, 2001 through September 28, 2006. In connection with the agreement, the Company also issued 2,000,000 shares of common stock to Stenton Leigh Business Resources, Inc. along with warrants to purchase 1,000,000 shares of common stock, exercisable at $.05 per share until
September 28, 2004 and warrants to purchase 1,000,000 shares of common stock, exercisable at $.10 per share until September 28, 2006. The shares of common stock underlying the warrants are convertible on a post-reverse split basis. The stock purchase and underlying security issuances have been further described on a Form 8-K Current Report filed by the Company on October 18, 2001. The securities were exempt from registration based on Section 4(2) of the Securities
Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 12, 2001, the Board of Directors of the Company and a majority of the shareholders of the Company agreed by unanimous consent to change the name of the Company to CTK Corp., authorize the creation of 2,000,000 shares of blank check preferred stock and effectuate a 1-for-100 reverse stock split of the
Company's issued and outstanding shares of common stock. The effectiveness of the name change and reverse stock split has been delayed due to the Company's failure to comply with the Securities and Exchange Act of 1934. The Company intends to effectuate the reverse stock split and authorization of preferred stock upon compliance with SEC reporting requirements. The Company does not intend to proceed with the name change.

                                       4

Item 5.  Other Information.

On February 5, 2002, the Company filed a Current Report on Form 8-K announcing the dismissal of Baum and Company, P.A. as its auditors effective February 4,
2002. The Current Report also discloses the engagement of Weinberg and Company,
P.A. as independent auditors of the Company for the fiscal year ended May 31,
2002, replacing Baum and Company, P.A.

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

     (b)  Reports on Form 8-K.

On October 18, 2001, the Company filed a Current Report on Form 8-K disclosing a change in control and other events. The Current Report disclosed that effective
October 18, 2001 the Company entered into a Stock Purchase Agreement with Lancer
Offshore, Inc. The Stock Purchase Agreement is further described above under
Item 2. (Changes in Securities and Use of Proceeds).

In addition, the Current Report disclosed that on October 12, 2001 the Board of
Directors of the Company and a majority of the Company's shareholders agreed by unanimous consent to change the name of the Company to CTK Corp., authorize the creation of 2,000,000 shares of blank check preferred stock and effectuate a 100 for 1 reverse stock split of the Company's currently issued and outstanding shares of common stock. As further described above under Item 4. (Submission of
Matters to a Vote of Security Holders), the effectiveness of the change name and reverse stock split has been delayed due to the Company's failure to comply with the Securities and Exchange Act of 1934. The Company does not intend to proceed with the name change.

                                       5

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:       /s/ Laurence S. Isaacson
Name:     Laurence S. Isaacson
Title:    President, Director

Date:     February 22, 2002