Form 10KSB/A
period 2001-05-31
CENTRACK INTERNATIONAL INC
filed 2002-05-09
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).  Yes___     No _X_

                                Table of Contents

                                                                           Page
PART I

PART II

Item 5.       Market for Common Equity and

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure........................ 10

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act........................................... 11

Item 10.      Executive Compensation........................................ 12

Item 11.      Security Ownership of Certain Beneficial

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company has been advised that it is the view of the Staff of the
Securities and Exchange Commission that, both before and after a business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies (such as the Company), as well as their transferees, are "underwriters" of the securities issued.  Therefore it is the view of the Staff of the Securities and Exchange Commission that securities issued by the Company can only be resold through registration under the Securities Act unless there is an applicable exemption.  In addition, Rule
144 would not be available for resale transactions for securities issued by the
Company.  The Company and its affiliates will comply with the Staff's views.

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
Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations. Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved its plan of liquidation in February 2000. Following the approval of the plan of liquidation, the Company ceased conducting business operations, while maintaining its corporate activities.

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

     On December 1, 2001, the Company rescinded its plan of liquidation. The
Company is presently seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities.
The Company does not have any possible acquisition of merger candidates as of the date of this filing.

     The Company's proposed business activities classify the Company as a "blank check" company within the meaning of Rule 419 of the Securities Act and Rule
15g-8 of the Exchange Act. As the Company is classified as a blank check company, investors that have been issued shares of the Company's common stock after February 2000 may be subject to limitations on the sale and disposition of their securities. In addition, states may have statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

     Management intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. This lack of diversification should be considered a substantial risk to the Company's stockholders because it will not permit it to offset potential losses from one venture against gains from another.

     The analysis of new business opportunities will be undertaken by, or under the supervision of Laurence S. Isaacson, the Company's executive officer, who may not be considered a professional business analyst. He intends to concentrate on identifying preliminary prospective business opportunities. He will likely continue in a management capacity once a transaction is completed. The Company will not pay finders fees to any individuals or entities in connection with a merger or acquisition. In analyzing prospective business opportunities, management will consider such matters as:

        o   the available technical, financial and managerial resources;
        o   working capital;
        o   other financial requirements;
        o   history of operations, if any;
        o   prospects for the future;
        o   nature of present and expected competition;
        o   the quality and experience of management services which may be available and the depth of that management;
        o   the potential for further research, development, or exploration;
        o   the potential for growth or expansion;
        o   the potential for profit;
        o   the perceived public recognition of acceptance of products, services, or trades; and
        o   name identification.

     In implementing a structure for a particular business acquisition, the
Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that present management and stockholders will no longer control the Company and existing shareholder ownership will be subject to substantial dilution. In addition, the current board of directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders. Any terms of sale of the shares held by any member of management will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

     The Company anticipates that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of these securities immediately after the transaction is consummated or at specified times thereafter. If registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the consummation of a merger or acquisition and the Company is no longer considered a shell company. Until such time as this occurs, the Company will not attempt to register any additional securities.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on the value of its securities in the future, if such a market develops.

As part of the Company's investigation, management may meet with a target company's management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company will participate in an opportunity will depend on:

        o   the nature of the opportunity,
        o   respective needs and desires,
        o   respective needs and desires of other parties,
        o   management of the opportunity, and
        o   relative negotiation strength.

     The Company will not acquire or merge with any entity which cannot provide independently audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Securities Exchange Act of 1934. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Form 8-K to be filed with the Securities and
Exchange Commission upon consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-K (or
10-KSB, as applicable). If audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of present management.
If this transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

     Except as required by law, the Company does not intend to provide its stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

The Company anticipate that it will incur nominal expenses in the implementation of its business plan.

Subsequent Events

     On October 12, 2001, the board of directors of the Company and a majority of the shareholders of the Company agreed by unanimous consent to effectuate a
100-to-1 reverse stock split of the Company's issued and outstanding shares of common stock. As the reverse stock split was approved by a majority of the
Company's shareholders, the Company intends to comply with Delaware law by delivering an information statement to its record shareholders The effectiveness of the reverse stock split has been delayed due to the Company's failure to comply with the Securities and Exchange Act of 1934. The Company  intends to effectuate reverse stock split upon compliance with SEC reporting requirements.

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

Employees

     As of May 31, 2002, the Company had one employee.  This employee is
Laurence S. Isaacson, who also serves as the president of the Company. While he is currently not compensated by the Company, the Company may enter into an employment agreement with him in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

     As of the filing date of this report the Company occupies an executive suite located at 1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431.
The Company currently occupies this space at no cost on a month to month basis.

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

     In addition, the Company was involved in numerous law suits with former employees for liabilities regarding accrued wages. The Company believes all of these matters have been settled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

     The Company's common stock was de-listed from the Over the Counter Bulletin
Board (OTCBB) on December 15, 1999. Currently the Company's common stock is traded on the Pink Sheets. Trades are infrequent and sporadic. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the Pink Sheets. Trading is infrequent and sporadic. On April 12,
2002 the trading price of the Company's common stock was $.02. Quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                         High             Low

Quarter ended February 29, 2000                $.18             $.03
Quarter ended May 31, 2000                     $.14             $.03
Quarter ended August 31, 2000                  $.06             $.03
Quarter ended November 30, 2000                $.04             $.02
Quarter ended February 28, 2001                $.04             $.02
Quarter ended May 31, 2001                     $.02             $.02
Quarter ended August 31, 2001                  $.02             $.02
Quarter ended November 30, 2001                $.02             $.02
Quarter ended February 29, 2002                $.02             $.02

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

Related Stockholder Matters

     The Company has been advised that it is the view of the Staff of the
Securities and Exchange Commission that, both before and after a business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies (such as the Company), as well as their transferees, are "underwriters" of the securities issued.  Therefore it is the view of the Staff of the Securities and Exchange Commission that securities issued by the Company can only be resold through registration under the Securities Act unless there is an applicable exemption.  In addition, Rule
144 would not be available for resale transactions for securities issued by the
Company.  The Company and its affiliates will comply with the Staff's views.

     During the year ended May, 31 2001 the Company issued equity securities to the individuals and entities listed below.

     On July 12, 2000, the Company issued 12,050,000 shares of its common stock to Washington Capital Corporation. These shares were issued to a reserve account to settle the Company's creditors' claims which the Company believed to be in excess of $500,000. As of May 31, 2001, 15,210,029 shares of restricted common stock has been issued as settlement of $631,570 of liabilities. These shares were issued pursuant to the exemption from registration provided by Section 4(2)
of the Securities Act, as the shareholder had access to information concerning the Company and was provided with the opportunity to ask management questions concerning the Company.

     On November 10, 2000, the Company issued 200,000 shares of its common stock to Scott A. Mersky, Esq., in consideration for legal services to be provided to the Company. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, as the shareholder had access to information concerning the Company and was provided with the opportunity to ask management questions concerning the Company.

     On January 17, 2001, the Company issued an aggregate of 51,780,178 shares of its common stock to Golden Stone Group Limited and its designees pursuant to a Stock Subscription and Purchase Agreement. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities
Act, as the shareholder had access to information concerning the Company and was provided with the opportunity to ask management questions concerning the
Company.

     On January 17, 2001, the Company cancelled 5,422,500 shares of its common stock previously issued to Washington Capital Corporation. The shares were subsequently reallocated as follows: 1,423,500 shares of the Company's common stock were issued to John Lofquist as consideration for Mr. Lofquist's execution and performance of a Termination, Settlement and Release Agreement by and
between Mr. Lofquist, his wife and the Company; 2,000,000 shares to Nafal
Kahook; and 2,000,000 shares to Steven J. Merritt. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the
Securities Act, as the shareholder had access to information concerning the
Company and was provided with the opportunity to ask management questions concerning the Company.

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

     On April 26, 2000, the Company entered into an agreement with Washington
Capital Corporation to provide consultation services with respect to investor relations, accounting and general administration for the Company. Pursuant to the agreement, the Company agreed to pay the consultant $6,000 per month in restricted common stock of the Company. Accordingly, 1,605,955 shares of stock were issued by the Company subsequent to the termination of the agreement on
January 17, 2001.

     Also, on July 12, 2000 the directors approved a resolution authorizing
12,050,000 shares of its restricted common stock to be issued to a reserve account to settle creditor claims. As of May 31, 2001, 15,210,029 shares of restricted common stock has been issued as settlement of $631,570 of liabilities.

     On January 17, 2001, the Company entered a stock subscription and purchase agreement with Golden Stone Street Limited to purchase a total of 51,780,178 restricted shares or 51% of the outstanding common stock of the Company directly from the Company for cash of $50,000 and two promissory notes of $50,000 each, for a total of $150,000 subject to certain adjustments as provided for in the agreement. On March 17, 2001, $50,000 was received by the escrow agent on behalf of the Company as payment for the first of the two promissory notes by the off-shore third party limited liability company. The remaining note is secured by 17,260,059 shares of the above referenced securities held in escrow. The intent of the transaction was to provide working capital to the Company via an escrow arrangement for purposes of paying, among other costs, SEC fees, state filing fees, officers' salaries, and professional fees deemed necessary to settle creditor claims and bring the Company current from an SEC reporting and trading perspective.

     On January 17, 2001, the Company entered into separate employment agreements with a newly elected president and vice president of the Company. The contracts had a thirty-day termination clause and call for monthly compensation totaling $4,500 through July 12, 2001. The agreements were not renewed. The officers received shares of the Company's common stock in lieu of cash compensation.

     The Company believes it has negotiated with its creditors to reduce its outstanding liabilities through the issuance of additional shares of its restricted common stock in exchange for the cancellation of creditors' claims.

     On December 1, 2001, the Company rescinded its plan of liquidation and dissolution. The Company intends to seek out an acquisition or merger candidate as further described under Item 1.

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

     Subsequent to the period covered by this report, on January 31, 2002, the board of directors of the Company approved the engagement of Weinberg & Company,
P.A. as independent auditors of the Company for the fiscal year ended May 31,
2002, to replace the firm of Baum & Company, P.A., who were dismissed as the
Company's auditors, effective January 31, 2002.

     The reports of Baum Company, P.A. on the Company's financial statements for the past year did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company's financial statements for the fiscal year ended May 31, 2001 (included in this report), and in the subsequent unaudited interim period through January 31, 2002 (date of dismissal), there were no disagreements with Baum [Company, P.A.] on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Baum Company, P.A., would have caused Baum Company, P.A. to make reference to the subject matter in their report.

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

Name                           Age            Position Held

Laurence S. Isaacson           54             Director, President and Secretary

Kathyrn Cowen                  39             Director

     Laurence S. Isaacson - has served as president and a member of the Company's board of directors since November, 2001. Mr. Isaacson currently devotes between
5 and 10 hours a week to the Company.  Since September 2001, Mr. Isaacson has served as president and secretary of AUG Corp., with current biometric identification operations in Deerfield Beach, Florida. Since 1994, Mr. Isaacson
has been the principal, president and CEO of Thornhill Group, Inc., a NASD member broker/dealer specializing in private placements. He has also been a principal, executive vice president and COO of Stenton Leigh Group, Inc., a Boca Raton based merchant banking firm, since 1999. In addition to serving as an officer and director to various private and public companies, Mr. Isaacson was Managing
Director of Strategica Capital Corporation, a Miami based merchant bank from
1994 to 1999. Mr. Isaacson graduated in 1970 from Husson College, Bangor, Maine with a Bachelor of Science Degree in Accounting and holds Series 7, 24, 27 and
63 licenses along with a Florida Real Estate Broker and Florida Mortgage Broker
licenses.

     Kathyrn Cowen - has been a director of the Company since November 2001.
As an independent director, Ms. Cowen devotes minimal time to the Company's day to day business.  Since September 2001 Ms. Cowen has served as a director of AUG
Corp., with biometric identification operations in Deerfield Beach, Florida.
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
Cowen had been employed. From September 1992 to August 1997 Ms. Cowen was director of business development for TRC Environmental Solutions, Inc., an environmental construction and engineering firm. Ms. Cowen also currently serves on the board of directors of SMX Corp and Nu-D-Zine, Inc.

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
Lofquist no longer serve as officers of the Company. Mr. Isaacson, the Company's current president does not receive compensation, nor has he entered into an employment contract with the Company. However, the Company may enter into an employment agreement with Mr. Isaacson in the future. Terms of this agreement have not be discussed.

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

Employment Agreements

     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's common stock beneficially owned on April 12, 2002 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group.
Unless otherwise disclosed, the address for the beneficial shareholder below is
1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431. There were approximately 114,911,808 shares outstanding as of December 31, 2001. The information below excludes shares and warrants to be issued to Lancer Offshore pursuant to a stock purchase agreement. Upon issuance of these securities and effectuation of the proposed reverse stock split, Lancer Offshore will own approximately 93% of the Company's common stock.

                               Number of Beneficially  Percentage of Outstanding
Name                                Owned Shares       Shares Beneficially Owned

Golden Stone Group Limited(1)        51,780,178                  45.1%
No. 5A Asklipou St.
Athens, Greece

Nafal Kahook                         12,568,016                  10.9%
9941 S.W. 4th Street
Plantation, FL 33324

George Weast, Jr.                    12,525,943                  10.9%
1515 N. Federal Highway, Suite 300
Boca Raton, FL 33432

Steven J. Merritt                     6,041,665                   5.3%
1515 N. Federal Highway, Suite 300
Boca Raton, FL 33432

Laurence S. Isaacson                          0                    --

Kathryn Cowen                                 0                    --

Officers and Directors as a Group             0                    --
(2 persons)

(1)The beneficial owner of Golden Stone Group Limited is Georgious Nathanial.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

     In December 1999, the Company borrowed $100,000 from Howard Tannenbaum, a stockholder of the company, in the form of an unsecured promissory note. The principal was payable on demand together with the accrued interest at a rate of
12% per annum. Thereafter in January 2000, the Company borrowed an additional
$25,000 from the same stockholder in the form of an unsecured promissory note.
The principal was payable on demand together with accrued interest at a rate of
12% per annum. The Company was in default of these notes and the accrued interest. Subsequently, the liability was converted to equity on January 20,
2001 through a settlement agreement in which the stockholder received 3,333,333 shares of the Company's restricted common stock.

     In January 2000, the Company borrowed $25,000 from David Ait, a director of the Company in the form of an unsecured 9% promissory note. The Company defaulted on the note and the liability subsequently was converted to equity on
January 23, 2001 through a settlement agreement in which the director received
809,928 shares of the Company's restricted common stock. As additional consideration for the loan, the Company issued the director warrants to purchase
100,000 shares of its restricted common stock at an exercise price of $0.25 per share. The warrants expired, unexercised, July 10, 2001.

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

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the
Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2002.

                                      CENTRACK INTERNATIONAL, INC.

                                      By: /s/Laurence S. Isaacson
                                      Laurence S. Isaacson, Director,
                                      President and Principal Accounting Officer

                                      By: /s/Kathryn Cowen
                                      Kathryn Cowen, Director