Form 10QSB
period 2002-02-28
CENTRACK INTERNATIONAL INC
filed 2002-05-13
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended February 28, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from       to

                         Commission File Number: 0-27885

                          Centrack International, Inc.
        (Exact name of Small Business Issuer as specified in its Charter)

                Delaware                               11-3342926
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)

           1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431
                    (Address of principal executive offices)

                                 (561) 241-9921
                           (Issuer's telephone number)

 (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest  practicable date: 116,499,262 Common Stock as of April 20, 2002.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

         Notes to Condensed Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                         CONDENSED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

                          CENTRACK INTERNATIONAL, INC.

                                    CONTENTS

PAGE  1        CONDENSED BALANCE SHEET AS OF FEBRUARY 28, 2002 (UNAUDITED)

PAGE  2        STATEMENT OF NET DEFICIT IN LIQUIDATION AS OF MAY 31, 2001

PAGE  3        CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
               ENDED FEBRUARY 28, 2002 (UNAUDITED)

PAGE  4        STATEMENT OF CHANGES IN NET DEFICIT IN LIQUIDATION FOR THE NINE
               MONTHS ENDED FEBRUARY 28, 2001 (UNAUDITED)

PAGE  5        CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR
               THE NINE MONTHS ENDED FEBRUARY 28, 2002 (UNAUDITED)

PAGE  6        CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
               FEBRUARY 28, 2002 (UNAUDITED)

PAGES 7 - 11    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          CENTRACK INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET
                                FEBRUARY 28, 2002
                                   (UNAUDITED)

CURRENT ASSETS
 Cash                                                      $       2,334
                                                              --------------
     Total Current Assets                                          2,334
                                                              --------------

TOTAL ASSETS                                               $       2,334
                                                              ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Advances for stock purchases                              $     450,000
                                                              -------------
     Total Current Liabilities                                   450,000
                                                              -------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value, 120,000,000 shares
    authorized, 116,499,262 shares issued and outstanding         11,650
 Additional paid-in capital                                    3,065,115
 Accumulated deficit                                          (3,524,431)
                                                             --------------
     Total Stockholders' Deficiency                             (447,666)
                                                             --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $       2,334
                                                             ==============

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                     STATEMENT OF NET DEFICIT IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                  MAY 31, 2001

ASSETS
 Escrow funds receivable                          $        8,821
 Employee receivable                                         110
                                                      -------------
                                                           8,931
                                                      -------------

LIABILITIES
 Accounts payable and accrued expenses            $      328,251
                                                      -------------

     Net deficit in liquidation                   $     (319,320)
                                                      =============

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For The Three             For The Nine
                                                             Months Ended             Months Ended
                                                          February 28, 2002         February 28, 2002
                                                          -------------------      --------------------

REVENUES                                                    $       -                       -
                                                          -------------------      --------------------

OPERATING EXPENSES
  General and administrative                                      25,411                 95,437
  Consulting                                                         -                  655,263
                                                          -------------------      --------------------
         Total Operating Expenses                                  25,411               750,700
                                                          -------------------      --------------------

LOSS FROM OPERATIONS                                              (25,411)             (750,700)
                                                          -------------------      --------------------

OTHER INCOME                                                          -                  90,741
                                                          -------------------      --------------------

NET LOSS                                                    $     (25,411)         $   (659,959)
                                                          ===================      ====================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                            116,499,262           112,989,012
                                                          ===================      ====================

NET LOSS PER SHARE - BASIC AND DILUTED                     $          -            $       (.01)
                                                          ===================      ====================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
               STATEMENT OF CHANGES IN NET DEFICIT IN LIQUIDATION
                               (LIQUIDATION BASIS)
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001
                                   (UNAUDITED)

Net deficit, June 1, 2000                                    $      (914,557)

ADD:

 Issuance of 12,250,000 restricted shares of common stock
    as payment of liabilities                                         61,000

LESS:

 Consulting fee accrual                                              (71,500)
 Interest accrual                                                     (8,625)
 Transfer agent accrual                                                 (600)
 Professional fee accrual                                             (1,400)

ADD:

 Issuance of 13,191,274 restricted shares of common stock
     as payment of liabilities                                       533,104
 Issuance of 51,780,178 restricted shares of common stock
     as payment of liabilities and costs incurred under
     the plan of liquidation                                          36,848

LESS:

 Consulting fee accrual                                               (1,750)
 Interest accrual                                                     (2,831)
 Transfer agent fee accrual                                             (332)
 Professional fee accrual                                            (13,445)
 Payroll accrual                                                      (9,000)
 Other general and administrative costs accrual                       (2,968)
                                                                   -----------

Net assets, February 28, 2001 (unaudited)                          $(396,056)
                                                                   ===========

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
                                   (UNAUDITED)

                                                                   Common Stock and                    Additional
                                                               Common Stock to be Issued                Paid-In
                                                              Shares                Amount              Capital
                                                         ------------------     ---------------     -----------------

Balance at June 1, 2001                                       103,981,275    $         10,398    $        2,556,321

Issuance of common stock for services                          10,491,927               1,049               390,214

Issuance of common stock to settle accounts payable             2,026,060                 203               118,580

Collection of stock subscription note receivable                     -                     -                     -

Write off of stock subscription note receivable                      -                     -                     -

Net loss for the nine months ended February 28, 2002                 -                     -                     -
                                                         ------------------     ---------------     -----------------

BALANCE AT FEBRUARY 28, 2002                                  116,499,262    $         11,650    $        3,065,115
                                                         ==================     ===============     =================

-Continued-
                                                                          Stock
                                                                      Subscription
                                                                          Note                 Accumulated
                                                                       Receivable               Deficit                 Total
                                                                  ------------------     -------------------     -----------------

Balance at June 1, 2001                                        $           (21,567)   $         (2,864,472)     $    (319,320)

Issuance of common stock for services                                         -                       -               391,263

Issuance of common stock to settle accounts payable                           -                       -               118,783

Collection of stock subscription note receivable                            13,067                    -                13,067

Write off of stock subscription note receivable                              8,500                    -                 8,500

Net loss for the nine months ended February 28, 2002                          -                  (659,959)           (659,959)
                                                                  ------------------     -------------------     -----------------

BALANCE AT FEBRUARY 28, 2002                                   $              -       $        (3,524,431)      $    (447,666)
                                                                  ==================     ===================     =================

            See accompanying notes to condensed financial statements.

                                           CENTRACK INTERNATIONAL, INC.
                                         CONDENSED STATEMENT OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                       $     (659,959)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on settlements of accounts payable                                              (90,741)
  Write down of receivables                                                              8,931
  Issuance of shares of common stock for services                                      391,263
 Changes in assets and liabilities:
    Accounts payable and accrued expenses                                             (110,227)
                                                                                    --------------
         Net Cash Used In Operating Activities                                        (350,506)
                                                                                    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances for stock purchases                                                          450,000
 Collection of stock subscription receivable                                            13,067
                                                                                    --------------
         Net Cash Provided By Financing Activities                                     463,067
                                                                                    --------------

NET INCREASE IN CASH                                                                     2,334

CASH AT BEGINNING OF PERIOD                                                                 -
                                                                                    --------------

CASH AT END OF PERIOD                                                           $        2,334
                                                                                    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of 10,491,927 shares of common stock for services                      $      391,263
                                                                                    ==============

Issuance of 2,026,060 shares of common stock to settle accounts payable         $      118,783
                                                                                    ==============

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002
                                   (UNAUDITED)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A) Organization and Basis of Presentation

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
        Subsequent to the merger, the owners of the predecessor company owned
        75% of the Company. Since this transaction is, in substance, a recapitalization of Centrack International, Inc. (the "predecessor company") and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the condensed financial statements is that of the predecessor company. The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced. Although some nominal advertising and listing revenues had been earned in the past, substantially all the efforts of the Company were focused on the establishment of a website, internal infrastructure, and beta testing of the Company's auction services.
        Accordingly, the Company was in the development stage. As the Company was unable to raise additional capital and the future success of the
        Company's then principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on
        February 27, 2000. Consequently, the Company's financial statements as of May 31, 2001 and for the nine months ended February 28, 2001 are presented on a liquidation basis (See Note 1(B)).

        On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February
        27, 2000. As a result of the approval of the revised plan, the Company's condensed financial statement as of and for the three and nine months ended February 28, 2002 has been presented on the accrual basis in conformity with accounting principles generally accepted in the United
        States of America. The Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002
                                   (UNAUDITED)

        On October 12, 2001, the Board of Directors and a majority of the shareholders agreed to effectuate a 1:100 reverse stock split ("Reverse
        Split") of the Company's currently issued and outstanding common stock and to amend the Company's Certificate of Incorporation to authorize the issuance of 2,000,000 shares of preferred stock. These changes have not been approved by the state of Delaware and are estimated to be effective in the fourth quarter of fiscal year 2002. These condensed financial statements have not been restated to reflect the changes.

        Effective October 18, 2001, the Company entered into a stock purchase agreement with Lancer Offshore, Inc. a Curacao Netherlands Antilles corporation for the purchase of 40,000,000 shares of the Company's common stock, post Reverse Split for $400,000. The $400,000 has been advanced to the Company as of February 28, 2002, to settle certain creditor claims and to pay current expenses. Upon effecting this agreement, Lancer Offshore, Inc. will own 93% of the Company's common stock. Additionally, the agreement provides for the issuance of various warrants, expiring through September 28, 2006 to purchase 45,000,000 shares of the Company's common stock, post Reverse Split at prices from
        $.01 to $.10 per share. In December 2001, Lance Offshore, Inc. exercised warrants to purchase 5,000,000 shares of the Company's common stock for
        $50,000. The 5,000,000 post Reverse Split shares of common stock will be issued upon effecting the Reverse Split. Accordingly, the $50,000 is included in advances for stock purchases in the accompanying balance sheet.

        In connection with this agreement the Company will also issue to Stenton
        Leigh Business Resources, Inc. 2,000,000 shares of common stock and various warrants, post Reverse Split, expiring through September 26,
        2006, to purchase 2,000,000 shares of common stock, post Reverse Split, at prices ranging from $.01 to $.10 per share.

        On February 28, 2002, the Company executed a term sheet with Lancer
        Offshore, Inc. for the purchase of an additional 2,500,000 shares of the
        Company's common stock, post Reverse Split for $.02 per share.
        Additionally, in accordance with the term sheet, the Company will also issue a total of 75,000 shares of common stock, post Reverse Split to
        Capital Research LLC and Thornhill Group, Inc. for consulting services.

        (B) Liquidation Basis Accounting

        The liquidation basis of accounting presents assets at amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. This basis of accounting is considered to be accounting principles generally accepted in the United States of America for companies in liquidation or for which liquidation appears imminent.
        The Company does not intend to declare or pay any liquidating dividends.
        Tax law requires gains from liquidation to be taxed on distribution. The
        Company did not have any such gains.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002
                                   (UNAUDITED)

        (C) Use of Estimates

        The  preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of
        America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could vary from these estimates and assumptions.

        (D) Per Share Data

        Basic loss per share is based on the net loss divided by the weighted average number of shares outstanding. Diluted loss per common shares is adjusted to reflect the incremental number of shares issuable under stock-based compensation plans and contingently issuable shares, if such adjustments are dilutive. There were no common stock equivalents included in diluted loss per share, as their effect would be anti-
        dilutive.

        (E) Interim Financial Statements

        The condensed financial statements of Centrack International, Inc. and related notes thereto as of February 28, 2002 and for the three and nine months then ended, and for the nine months ended February 28, 2002 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The balance sheet information as of May 31, 2001 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. These interim condensed financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

        (F) Going Concern

        As shown in the accompanying condensed financial statements, the Company incurred a net loss of $659,959, a negative cash flow from operations of
        $350,506 and a working capital deficiency of $447,666. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company does not have any possible acquisition or merger candidates to date.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002
                                   (UNAUDITED)

        (G) New Accounting Pronouncements

        The Financial Accounting Standards Board has recently issued several new
        Statements of Financial Accounting Standards. Statement No. 141,
        "Business Combinations" supersedes Accounting Principles Board ("APB")
        Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-
        interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

        Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB
        Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS
        No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS
        No. 121, "Accounting for the Impairment of Long-Lived Assets and for
        Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that good willarising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

        SFAS No. 142 is effective for fiscal years beginning after December 15,
        2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1,
        2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

        Statement No. 143  "Accounting for Asset Retirement Obligations"
        establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after
        June 15, 2002, with earlier application encouraged.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002
                                   (UNAUDITED)

        The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2  ISSUANCE OF COMMON STOCK FOR SERVICES

        During the nine months ended February 28, 2002, the Company issued
        10,491,927 shares of common stock to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the Company's common stock.

NOTE 3  WARRANTS AND OPTIONS

        The Company has issued warrants to purchase common stock to various employees, shareholders and unrelated parties. The 250,824 warrants still outstanding at February 28, 2002, at an exercise price of $.095 are: 52,805 expiring September 16, 2003 and 198,019 expiring September
        9, 2004.

NOTE 4  LAWSUIT SETTLEMENT

        The Company settled a lawsuit filed by a payroll leasing company in the second quarter of fiscal year 2002, resulting in a payment to the leasing company of $67,358 and the issuance of 1,587,454 shares of the
        Company's common stock.

Item 2.           Management Discussion and Analysis

General

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may,"
"expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

         Centrack International, Inc. (the "Company") was organized under the laws of the State of Delaware on October 1, 1996 as Hudson Valley Industries,
Inc. On April 2, 1999 the Company merged with Centrack International, Inc., a
Florida corporation, which conducted a specialized Internet-based business.
Pursuant to the merger, the Company changed its name to Centrack International,
Inc. Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations. Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved a plan of liquidation in February 2000. On December 1, 2002, the Company rescinded its plan of liquidation.

Results of Operations

         The Company had no revenues for the nine month period ended February
28, 2002. The Company incurred operating expenses of $750,700 for the nine months ended February 28, 2002, consisting of consulting fees ($655,263) and general and administrative expenses ($95,437). The consulting fees principally consist of the value of shares of common stock issued to former officers of the
Company for consulting services performed.

         For the nine months ended February 28, 2002 the Company had a net loss of $659,959.  At February 28, 2002 the Company had an accumulated deficit of
$3,524,431.

Plan of Operations

         The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities.  The Company does not have any possible acquisition of merger candidates as of the date of this filing.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of Laurence S. Isaacson, the Company's president, who may not be considered a professional business analyst. He intends to concentrate on identifying preliminary prospective business opportunities. He will likely continue in a management capacity once a transaction is completed. The Company will not pay finders fees to any individuals or entities in connection with a merger or acquisition. In analyzing prospective business opportunities, management will consider such matters as:

        -   the available technical, financial and managerial resources;
        -   working capital;
        -   other financial requirements;
        -   history of operations, if any;
        -   prospects for the future;
        -   nature of present and expected competition;
        -   the quality and experience of management services which may be available and
        -   the depth of that management;
        -   the potential for further research, development, or exploration;
        -   the potential for growth or expansion;
        -   the potential for profit;
        -   the perceived public recognition of acceptance of products, services, or trades; and name identification.

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

         As part of the Company's investigation, management may meet with a target company's management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company will participate in an opportunity will depend on: the nature of the opportunity, respective needs and desires, respective needs and desires of other parties, management of the opportunity, and relative negotiation strength.

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

         The Company anticipates that it will incur nominal expenses in the implementation of its business plan.

         On October 12, 2001, the board of directors of the Company and a majority of the shareholders of the Company agreed by unanimous consent to effectuate a 100-to-1 reverse stock split of the Company's issued and outstanding shares of common stock. As the reverse stock split was approved by a majority of the Company's shareholders, the Company intends to comply with
Delaware law by delivering an information statement to its record shareholders.
The effectiveness of the reverse stock split has been delayed due to the
Company's failure to comply with the Securities and Exchange Act of 1934. The
Company intends to effectuate the reverse stock split upon compliance with SEC reporting requirements.

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

         Employees

         As of April 22, 2002 the Company had one employee.  This employee also serves as the president of the Company. While this employee is currently not compensated by the Company, the Company may enter into an employment agreement with the employee in the future.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-B

The following exhibits are filed as part of this report:

Exhibits:

         None.

         (b)      Reports on Form 8-K

         On February 5, 2002, the Company filed a Current Report on Form 8-K announcing the dismissal of Baum and Company, P.A. as its auditors effective
February 4, 2002. The Current Report also discloses the engagement of Weinberg and Company, P.A. as independent auditors of the Company for the fiscal year ended May 31, 2002, replacing Baum and Company, P.A.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                         Centrack International, Inc.

                                         By:  /s/ Laurence S. Isaacson

                                                 Laurence S. Isaacson, President

         DATED: May 10, 2002