Form 10QSB/A
period 2001-11-30
CENTRACK INTERNATIONAL INC
filed 2002-06-07
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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
             Yes X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding of each of the issuer's classes of common equity,  as of the latest  practicable date: 116,499,262 Common Stock as of June 1, 2002.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submissions of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                         CONDENSED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001

                          CENTRACK INTERNATIONAL, INC.

                                    CONTENTS

PAGE    1       CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2001 (UNAUDITED) AND
                MAY 31, 2001

PAGE    2       CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                ENDED NOVEMBER 30, 2001 (UNAUDITED)

PAGE    3       STATEMENT OF CHANGES IN NET DEFICIT IN LIQUIDATION FOR THE SIX
                MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)

PAGE    4       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR
                THE SIX MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)

PAGE    5       CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
                NOVEMBER 30, 2001 (UNAUDITED)

PAGES   6 - 10  NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2001
                (UNAUDITED)

                          CENTRACK INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                      November 30, 2001
                                                                         (Unaudited)             May 31, 2001
                                                                     -------------------     -------------------
CURRENT ASSETS
 Cash                                                                $      27,775           $         -
 Escrow funds receivable                                                        -                   8,821
 Employee receivable                                                            -                     110
                                                                     -------------------     -------------------
     Total Current Assets                                                   27,775                  8,931
                                                                     -------------------     -------------------

TOTAL ASSETS                                                                27,775                  8,931
                                                                     ===================     ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                               $      44,517           $    328,251
 Advances for stock purchase                                               405,483                     -
                                                                     -------------------     -------------------
     Total Current Liabilities                                             450,000                328,251
                                                                     -------------------     -------------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value, 120,000,000 shares authorized,
        116,499,262 and 103,981,275 shares issued and outstanding,
        respectively                                                        11,650                 10,398
 Additional paid-in capital                                              3,065,115              2,556,321
 Stock subscription note receivable                                             -                 (21,567)
 Accumulated deficit                                                    (3,498,990)            (2,864,320)
                                                                     -------------------     -------------------
     Total Stockholders' Deficiency                                       (422,225)              (319,320)
                                                                     -------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $      27,775           $      8,931
                                                                     ===================     ===================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For The Three          For The Six Months
                                                                 Months Ended          Ended November 30,
                                                               November 30, 2001               2001
                                                              -------------------      --------------------

REVENUES                                               $          -                         -
                                                              -------------------      --------------------

OPERATING EXPENSES
  General and administrative                                         34,359                    62,343
  Consulting                                                        629,583                   662,916
                                                              -------------------      --------------------
         Total Operating Expenses                                   663,942                   725,529
                                                              -------------------      --------------------

LOSS FROM OPERATIONS                                               (663,942)                 (725,529)
                                                              -------------------      --------------------

OTHER INCOME                                                         90,741                    90,741
                                                              -------------------      --------------------

NET LOSS                                                      $    (573,201)           $     (634,518)
                                                              ===================      ====================

WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING - BASIC AND DILUTED                         111,906,933               108,777,438
                                                              ===================      ====================

NET LOSS PER SHARE - BASIC AND DILUTED                        $        (.01)           $         (.01)
                                                              ===================      ====================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
               STATEMENT OF CHANGES IN NET DEFICIT IN LIQUIDATION
                               (LIQUIDATION BASIS)
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000
                                   (Unaudited)

Net Assets, May 31, 2000                                               (914,557)

LESS:

Consulting fee accrual                                                   (8,000)
Interest accrual                                                         (4,312)
Transfer agent fee accrual                                                 (300)
                                                                     ------------

Net Assets, August 31, 2000                                            (927,169)

ADD:

Issuance of 12,250,000 restricted shares of common stock as
payment of liabilities                                                   61,000

LESS:

Consulting fee accrual                                                  (63,500)
Interest accrual                                                         (4,313)
Transfer agent fee accrual                                                 (300)
Professional fee accrual                                                 (1,400)
                                                                     ------------

Net Assets, November 30, 2000                                       $  (935,682)
                                                                     ============

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)

                                                                       Common Stock                   Additional
                                                                                                        Paid-In
                                                              Shares                Amount              Capital
                                                         ------------------     ---------------     -----------------

Balance at June 1, 2001                                       103,981,275       $    10,398         $   2,556,321

Issuance of common stock for services                          10,491,927             1,049               390,214

Issuance of common stock to settle accounts payable             2,026,060               203               118,580

Collection of stock subscription note receivable                       -                 -                     -

Write off of stock subscription note receivable                        -                 -                     -

Net loss for the six months ended November 30, 2001                    -                 -                     -
                                                         ------------------     ---------------     -----------------

BALANCE AT NOVEMBER 30, 2001                                  116,499,262       $    11,650         $   3,065,115

                                                         ==================     ===============     =================

-Continued-

   Stock Subscription
       Note                  Accumulated
    Receivable               Receivable                Total
--------------------      ------------------      ----------------

       (21,567)           $  (2,864,472)          $  (319,320)

            -                        -                391,263

            -                        -                118,783

        13,067                       -                 13,067

         8,500                       -                  8,500

            -                  (634,518)             (634,518)
--------------------      ------------------      ----------------

            -             $  (3,498,990)          $  (422,225)

====================      ==================      ================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                     $   (634,518)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on settlements of accounts payable                                          (90,741)
  Write down of receivables                                                          8,931
  Issuance of shares of common stock for services                                  391,263
 Changes in assets and liabilities:
    Accounts payable and accrued expenses                                          (65,710)
                                                                              --------------
         Net Cash Used In Operating Activities                                    (390,775)
                                                                              --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances for stock purchases                                                      405,483
 Collection of stock subscription receivable                                        13,067
                                                                              --------------
         Net Cash Provided By Financing Activities                                 418,550
                                                                              --------------

NET INCREASE IN CASH                                                                27,775

Cash at beginning of PERIOD                                                             -
                                                                              --------------

Cash at end of PERIOD                                                         $     27,775
                                                                              ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of 10,491,927 shares of common stock for services                    $    391,263
                                                                              ==============

Issuance of 2,026,060 shares of common stock to settle accounts payable       $    118,783
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
(the "predecessor company") and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the condensed financial statements is that of the predecessor company. The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced. Although some nominal advertising and listing revenues had been earned in the past, substantially all the efforts of the Company were focused on the establishment of a website, internal infrastructure, and beta testing of the
Company's auction services. Accordingly, the Company was in the development stage. As the Company was unable to raise additional capital and the future success of the Company's then principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February
27, 2000. Consequently, the Company's financial statements as of May 31, 2001 and for the six months ended November 30, 2000 are presented on a liquidation basis (See Note 1(B)).

On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February 27, 2000. As a result of the approval of the revised plan, the Company's condensed financial statements as of November 30, 2001 and May 31, 2001 and for the three and six months ended November 30, 2001 have been presented on the accrual basis in conformity with accounting principles generally accepted in the United States of
America. The Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. On October 12, 2001, the

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)

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

In connection with this agreement the Company will also issue to Stenton Leigh
Business Resources, Inc. 2,000,000 shares of common stock and various warrants, post Reverse Split, expiring through September 28, 2006, to purchase 2,000,000 shares of common stock, post Reverse Split, at prices ranging from $.01 to $.10 per share.

On March 13, 2002, the Company executed a term sheet with Lancer Offshore, Inc.
for the purchase of an additional 2,500,000 shares of the Company's common stock, post Reverse Split for $.02 per share. Additionally, in accordance with the term sheet, the Company will also issue a total of 75,000 shares of common stock, post Reverse Split to consultants.

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
                             AS OF NOVEMBER 30, 2001
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

(D) Per Share Data

Basic loss per share is based on the net loss divided by the weighted average number of shares outstanding. Diluted loss per common shares is adjusted to reflect the incremental number of shares issuable under stock-based compensation plans and contingently issuable shares, if such adjustments are dilutive. There were no common stock equivalents included in diluted loss per share, as their effect would be anti-dilutive.

(E) Interim Financial Statements

The condensed financial statements of Centrack International, Inc. and related notes thereto as of November 30, 2001, for the three and six months then ended, and for the six months ended November 30, 2000, are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The balance sheet information as of May 31, 2001 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. These interim condensed financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

(F) Going Concern

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $634,518, a negative cash flow from operations of
$390,775 and a working capital deficiency of $422,225. These factors raise substantial doubt about the Company's ability to continue as a going concern.
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
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)

(G) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new
Statements of Financial Accounting Standards. Statement No. 141, "Business
Combinations" supersedes Accounting Principles Board ("APB") Opinion No. 16 and
various related pronouncements. Pursuant to the new guidance in Statement No.
141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion
17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

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
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)

The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2 ISSUANCE OF COMMON STOCK FOR SERVICES AND ACCOUNTS PAYABLE

During the six months ended November 30, 2001, the Company issued 10,491,927 shares of common stock to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the
Company's common stock. During the three and six months ended November 30, 2001, the Company issued 2,026,060 shares of common stock to settle accounts payable.
This resulted in other income of $90,741 in the accompanying condensed statements of operations.

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
Pursuant to the merger, the Company changed its name to Centrack International,
Inc. Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations. Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved a plan of liquidation in February 2000. The Company subsequently rescinded its plan of liquidation.

Results of Operations for the Three Months Ended November 30, 2001

         The Company had no revenues for the three month period ended November
30, 2001. The Company incurred operating expenses of $663,942 for the three months ended November 30, 2001, consisting of consulting fees ($629,583) and general and administrative expenses ($34,359). The consulting fees principally consist of the value of shares of common stock issued to former officers of the
Company for consulting services performed. During the three months ended
November 30, 2001, the Company issued shares of common stock to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the Company's common stock.

         For the three months ended November 30, 2001 the Company had a net loss of $573,201.

Results of Operations for the Six Months ended November 30, 2001

         The Company had no revenues for the six month period ended November 30,
2001. The Company incurred operating expenses of $725,529 for the six months ended November 30, 2001, consisting of consulting fees ($662,916) and general and administrative expenses ($62,343). The consulting fees principally consist of the value of shares of common stock issued to former officers of the Company for consulting services performed. During the six months ended November 30,
2001, the Company issued 10,491,927 shares of common stock to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the Company's common stock.

         For the six months ended November 30, 2001 the Company had a net loss of $634,518.

Liquidity and Capital Resources

As of November 30, 2001, the Company had existing cash reserves of
$27,775. For the six months ended November 30, 2001, the Company had a negative cash flow from operations of $390,775 and a net loss of $634,518. At November
30, 2001, the Company had a working capital deficiency of $422,225 and an accumulated deficit of $3,498,990. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its current cash reserves, including funds received from private financing, should be adequate to fund operations for twelve months.

During the six months ended November 30, 2001, 2,026,060 shares of restricted common stock has been issued and $80,984 was paid from the advances from stock purchase to settle liabilities and accounts payable.

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

         The analysis of new business opportunities will be undertaken  by, or under the supervision of Laurence S. Isaacson, the Company's president. He intends to concentrate on identifying preliminary prospective business opportunities. He will likely continue in a management capacity once a transaction is completed. The Company will not pay finders fees to any individuals or entities in connection with a merger or acquisition.

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

                                        7

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

         Employees

         As of June 1, 2002 the Company had one employee. This employee also serves as the president of the Company. While this employee is currently not compensated by the Company, the Company may enter into an employment agreement with the employee in the future.

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

Item 2.  Changes in Securities and Use of Proceeds

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

Item 3.  Defaults Upon Senior Securities

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

                                        9

Item 5.  Other Information

         On February 5, 2002, the Company filed a Current Report on Form 8-K announcing the dismissal of Baum and Company, P.A. as its auditors effective
February 4, 2002. The Current Report also discloses the engagement of Weinberg and Company, P.A. as independent auditors of the Company for the fiscal year ended May 31, 2002, replacing Baum and Company, P.A.

Item 6.  Exhibits and Reports on Form 8-K

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

                                       10

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

                                                Centrack International, Inc.

                                        By:  /s/ Laurence S. Isaacson
                                                 ----------------------------
                                                 Laurence S. Isaacson, President

DATED: June 6, 2002