Form 10QSB/A
period 2001-08-31
CENTRACK INTERNATIONAL INC
filed 2002-06-12
CIK 1094220

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

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,314,607 (as of 8/31/01) and
116,499,262 (as of June 1 , 2002).

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

                          CENTRACK INTERNATIONAL, INC.
                         CONDENSED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001

                          CENTRACK INTERNATIONAL, INC.

                                    CONTENTS

PAGE 1        CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2001 (UNAUDITED) AND
              MAY 31, 2001

PAGE 2        CONDENSED  STATEMENT  OF  OPERATIONS  FOR THE  THREE  MONTHS
              ENDED  AUGUST  31,  2001 (UNAUDITED)

PAGE 3        STATEMENT OF CHANGES IN NET DEFICIT IN  LIQUIDATION  FOR THE THREE
              MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)

PAGE 4        CONDENSED  STATEMENT  OF CASH  FLOWS  FOR THE  THREE  MONTHS
              ENDED  AUGUST  31,  2001 (UNAUDITED)

PAGES 5 - 9   NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF AUGUST 31, 2001
              (UNAUDITED)

                          CENTRACK INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                                   August 31, 2001
                                                                                     (Unaudited)           May 31, 2001
                                                                                ------------------    ------------------
CURRENT ASSETS
 Escrow funds receivable                                                        $             788    $             8,821
 Employee receivable                                                                           -                     110
                                                                                ------------------    ------------------
     Total Current Assets                                                                     788                  8,931
                                                                                ------------------    ------------------

TOTAL ASSETS                                                                    $             788    $             8,931
                                                                                =================      =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                          $         335,025    $           328,251
                                                                                -----------------     ------------------
     Total Current Liabilities                                                            335,025                328,251
                                                                                -----------------     ------------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value, 120,000,000 shares authorized, 107,314,607
  and 103,981,275 shares issued and outstanding, respectively                              10,731                10,398
 Additional paid-in capital                                                             2,589,321             2,556,321
 Stock subscription note receivable                                                        (8,500)               (21,567)
 Accumulated deficit                                                                   (2,925,789)            (2,864,320)
                                                                                -----------------     ------------------
     Total Stockholders' Deficiency                                                      (334,237)              (319,320)
                                                                                -----------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $             788   $              8,931
                                                                                =================     ==================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)

REVENUES                                                                                      $               -
                                                                                                 -------------------

OPERATING EXPENSES
  General and administrative                                                                                27,984
  Consulting                                                                                                33,333
                                                                                                 -------------------
         Total Operating Expenses                                                                           61,317
                                                                                                 -------------------

NET LOSS                                                                                      $            (61,317)
                                                                                                 ===================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED                                      105,647,941
                                                                                                 ===================

NET LOSS PER SHARE - BASIC AND DILUTED                                                        $               -
                                                                                                 ===================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
               STATEMENT OF CHANGES IN NET DEFICIT IN LIQUIDATION
                               (LIQUIDATION BASIS)
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2000
                                   (UNAUDITED)

Net Assets, May 31, 2000                                                                      $           (914,557)

LESS:

 Consulting fee accrual                                                                                     (8,000)
 Interest accrual                                                                                           (4,312)
 Transfer agent accrual                                                                                       (300)
                                                                                                 -------------------

Net Assets, August 31, 2000                                                                   $           (927,169)
                                                                                                 ===================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                                       $          (61,317)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Write down of receivable                                                                                     110
  Issuance of shares of common stock for services                                                           33,333
 Changes in assets and liabilities:
    Escrow funds receivable                                                                                  8,033
    Accounts payable and accrued expenses                                                                   19,841
                                                                                                   -----------------
         Net Cash Used In Operating Activities                                                                -
                                                                                                   -----------------

NET INCREASE IN CASH                                                                                          -

Cash at beginning of PERIOD                                                                                   -
                                                                                                   -----------------

Cash at end of PERIOD                                                                           $             -
                                                                                                   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of 3,333,332 shares of common stock for consulting services                            $           33,333
                                                                                                   =================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001
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
(the "predecessor company") and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the condensed financial statements is that of the predecessor company. The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced. Although some nominal advertising and listing revenues had been earned in the past, substantially all the efforts of the Company were focused on the establishment of a website, internal infrastructure, and beta testing of the
Company's auction services. Accordingly, the Company was in the development stage. As the Company was unable to raise additional capital and the future success of the Company's then principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February
27, 2000. Consequently, the Company's financial statements for the three months ended August 31, 2000 are presented on a liquidation basis (See Note 1(B)).

On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February 27, 2000. As a result of the approval of the revised plan, the Company's condensed financial statements as of August 31, 2001 and May 31, 2001 and for the three months ended
August 31, 2001 have been presented on the accrual basis in conformity with accounting principles generally accepted in the United States of America. The
Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

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

(E) Interim Financial Statements

The condensed financial statements of Centrack International, Inc. and related notes thereto as of August 31, 2001 and for the three months ended August 31,
2001 and 2000, are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The balance sheet information as of May 31, 2001 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. These interim condensed financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

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

The Company was organized under the laws of the State of Delaware on October 1,
1996 as Hudson Valley Industries, Inc. On April 2, 1999 the Company merged with
Centrack International, Inc., a Florida corporation, which conducted a specialized Internet-based business. Pursuant to the merger, the Company changed its name to Centrack International, Inc. Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations.
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

Results of Operations

The Company had no revenues for the three month period ended August 31, 2001.
The Company incurred operating expenses of $61,317 for the three months ended
August 31, 2001, consisting of consulting fees ($33,333) and general and administrative expenses ($27,984). The consulting fees consist of the value of shares of common stock issued to former officers of the Company for consulting services performed.

For the three months ended August 31, 2001 the Company had a net loss of $61,317.

Liquidity and Capital Resources

As of August 31, 2001, the Company had no existing cash reserves. As of August
31, 2001, the Company had a working capital deficiency of $334,237 and an accumulated deficit of $2,925,789. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that private financing received subsequent to the date of this report should be adequate to fund operations for twelve months.

Subsequent to the date of this report, effective October 18, 2001, the Company entered into a Stock Purchase Agreement with Lancer Offshore, Inc. Under the agreement, Lancer Offshore purchased 40,000,000 shares of the Company's common stock for the sum of $400,000. The $400,000 has been advanced to the Company as of November 30, 2001, to settle certain creditor claims and to pay current expenses. Lancer Offshore shall receive the 40,000,000 shares of common stock on a post-reverse split basis. Upon effectiveness of the reverse stock split,
Lancer Offshore will own approximately 93% of the Company's issued and outstanding shares of the Company's common stock. In addition, the Company issued warrants to Lancer Offshore to purchase an aggregate of 45,000,000 shares of common stock, exercisable at prices ranging from $.01 to $.10 per share. The warrants expire at dates ranging from December 31, 2001 through September 28,
2006. In connection with the agreement, the Company also issued 2,000,000 shares of common stock to Stenton Leigh Business Resources, Inc. along with warrants to purchase 1,000,000 shares of common stock, exercisable at $.05 per share until
September 28, 2004 and warrants to purchase 1,000,000 shares of common stock, exercisable at $.10 per share until September 28, 2006. The shares of common stock underlying the warrants are convertible on a post-reverse split basis.

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

Item 5. Other Information.

On October 12, 2001, the Board of Directors of the Company and a majority of the shareholders of the Company agreed by unanimous consent to change the name of the Company to CTK Corp. and effectuate a 100-to-1 reverse stock split of the
Company's issued and outstanding shares of common stock. The effectiveness of the reverse stock split has been delayed due to the Company's failure to comply with the Securities and Exchange Act of 1934. The Company intends to effectuate the reverse stock split upon compliance with SEC reporting requirements. The
Company does not intend to implement the name change.

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

By:           /s/ Laurence S. Isaacson
              ------------------------
Name:         Laurence S. Isaacson
Title:        President, Director

Date:         June 12, 2002