Form 10KSB/A
period 2001-05-31
CENTRACK INTERNATIONAL INC
filed 2002-06-14
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO

                                  FORM 10-KSB/A

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001
                         Commission file number 0-26617

                          CENTRACK INTERNATIONAL, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

                               Delaware 11-3342926
                               -------------------
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

             1900 Corporate Blvd., Suite 305W, Boca Raton, Fl 33431
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 241-9921
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered
          -------------------------------------------------------------
                 None                           None

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).   Yes            No    X
                                                                 ------        -------

                                Table of Contents

                                                                            Page
                                                                            ----

PART I

PART II

Item 5.       Market for Common Equity and

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure..........................11

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act.............................................12

Item 10.      Executive Compensation..........................................13

Item 11.      Security Ownership of Certain Beneficial

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company has been advised that it is the view of the Staff of the
Securities and Exchange Commission that, both before and after a business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies (such as the Company), as well as their transferees, are "underwriters" of the securities issued. Therefore it is the view of the Staff of the Securities and Exchange Commission that securities issued by the Company (while it is a "blank check" company) can only be resold through registration under the Securities Act unless there is an applicable exemption. In addition, Rule 144 would not be available for resale transactions for securities issued by the Company. The Company and its affiliates will comply with the Staff's views.

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
Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations. Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved its plan of liquidation in February 2000. The Company subsequently terminated the plan of liquidation and continued to maintain its corporate activities.

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

     The Company's proposed business activities classify the Company as a "blank check" company within the meaning of Rule 419 of the Securities Act and Rule
15g-8 of the Exchange Act. As the Company is classified as a blank check company, investors that have been issued shares of the Company's common stock after February 2000 may be subject to limitations on the sale and disposition of their securities. These limitations include the restriction of sale or disposition of these securities unless the securities are registered under the
Securities Act. In addition, states may have statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

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

     The analysis of new business opportunities will be undertaken by, or under the supervision of Laurence S. Isaacson, the Company's executive officer. He intends to concentrate on identifying preliminary prospective business opportunities. He will likely continue in a management capacity once a transaction is completed. The Company will not pay finders fees to any individuals, entities or outside consultants in connection with a merger or acquisition, nor will the Company pay any finders fee to an entity that is not a registered broker dealer. In analyzing prospective business opportunities, management will consider such matters as:

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

Employees

     As of May 1, 2002, the Company had one employee. This employee is Laurence
S. Isaacson, who also serves as the president of the Company. While he is currently not compensated by the Company, the Company may enter into an employment agreement with him in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

     As of the filing date of this report the Company occupies an executive suite located at 1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431.
The Company currently occupies this space at no cost on a month to month basis.
This space is currently leased by an affiliate of Laurence S. Isaacson. Mr.
Isaacson receives no fees or other personal benefits from this arrangement.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

     The Company's common stock was de-listed from the Over the Counter Bulletin
Board (OTCBB) on December 15, 1999. Currently the Company's common stock is traded on the Pink Sheets. Trades are infrequent and sporadic. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the Pink Sheets. Trading is infrequent and sporadic. On June 1,
2002 the trading price of the Company's common stock was $.02. Quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                  High             Low
------                                                  ----             ---

Quarter ended February 29, 2000                         $.18             $.03
Quarter ended May 31, 2000                              $.14             $.03
Quarter ended August 31, 2000                           $.06             $.03
Quarter ended November 30, 2000                         $.04             $.02
Quarter ended February 28, 2001                         $.04             $.02
Quarter ended May 31, 2001                              $.02             $.02
Quarter ended August 31, 2001                           $.02             $.02
Quarter ended November 30, 2001                         $.02             $.02
Quarter ended February 29, 2002                         $.02             $.02

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

     On July 12, 2000, the Company issued 12,050,000 shares of its common stock to Washington Capital Corporation. These shares were issued to a reserve account to settle the Company's creditors' claims that the Company believed to be in excess of $500,000. As of May 31, 2001, 15,210,029 shares of restricted common stock has been issued as settlement of $631,570 of liabilities. These shares were issued pursuant to the exemption from registration provided by Section 4(2)
of the Securities Act, as the shareholder had access to information concerning the Company and was provided with the opportunity to ask management questions concerning the Company.

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

     On January 17, 2001, the Company cancelled 5,422,500 shares of its common stock previously issued to Washington Capital Corporation. The shares were subsequently reallocated as follows: 1,423,500 shares of the Company's common stock were issued to John Lofquist as consideration for Mr. Lofquist's execution and performance of a Termination, Settlement and Release Agreement by and
between Mr. Lofquist, his wife and the Company; 2,000,000 shares to Nafal
Kahook; and 2,000,000 shares to Steven J. Merritt. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the
Securities Act, as the shareholders had access to information concerning the
Company and were provided with the opportunity to ask management questions concerning the Company.

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

     The Company ceased operations on February 27, 2000, due to continuing losses during its startup phase and the inability to obtain additional capital to fund operations. As of February 27, 2000, having no further cash to fund operations and with little prospect of obtaining any, the Company adopted a plan of liquidation and dissolution in accordance with the Delaware General
Corporation Law, in order to provide for an orderly shutdown of the business in the interests of its shareholders and creditors. Under the plan of liquidation and dissolution dated February 27, 2000, all employees were terminated except for the Company's president, who was retained on a consulting basis until his resignation on January 18, 2001. On December 1, 2001 the Company subsequently rescinded its plan of liquidation and dissolution.

Results of Operations

     The Company had no revenues for the year ended May 31, 2001. The Company incurred operating expenses of $171,369 for the year ended May 31, 2001, consisting exclusively of general and administrative expenses associated with the Company's reorganization of its business. For the year ended May 31, 2001 the Company had a net loss of $171,369.

Liquidity and Capital Resources

                                       8

     As of May 31, 2001, the Company had no existing cash reserves. At May 31,
2001, the Company had a working capital deficiency of $319,320 and an accumulated deficit of $2,864,472. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that funds received from private financing subsequent to the year ended May 31, 2001 should be adequate to fund operations for twelve months.

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

                                       9

Plan of Operations

     The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities.
The Company does not have any possible acquisition of merger candidates as of the date of this report.

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

     The analysis of new business opportunities will be undertaken by, or under the supervision of Laurence S. Isaacson. He intends to concentrate on identifying preliminary prospective business opportunities. He will likely continue in a management capacity once a transaction is completed. The Company will not pay finders fees to any individuals or entities nor any registered broker dealer in connection with a merger or acquisition.

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

     The Company has been dependent upon proceeds from the private sale of its securities to maintain its operations. Management believes that funds received from private financing subsequent to the date of this report will satisfy its cash requirements necessary to facilitate its business plan over the next 12 months. The Company anticipates that it will incur nominal expenses in the implementation of its business plan.

                                       10

ITEM 7.  FINANCIAL STATEMENTS

    See the financial statements listed in the accompanying index to the
Financial Statements on Page F-1.

 CENTRACK INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS
                               AS OF MAY 31, 2001

                          CENTRACK INTERNATIONAL, INC.

                                    CONTENTS
                                    --------

PAGE                 1        INDEPENDENT AUDITORS' REPORT

PAGE                 2        BALANCE SHEET AS OF MAY 31, 2001

PAGE                 3        STATEMENT OF NET DEFICIT IN LIQUIDATION AS OF MAY 31, 2000

PAGE                 4        STATEMENTS  OF  OPERATIONS  FOR THE YEAR ENDED  MAY 31,  2001 AND FOR THE PERIOD FROM
                              JUNE 1, 1999 THROUGH FEBRUARY 27, 2000

PAGE                 5        STATEMENT OF CHANGES IN NET DEFICIT IN  LIQUIDATION  FOR THE PERIOD FROM FEBRUARY 28,
                              2000 THROUGH MAY 31, 2000

PAGE                 6        STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE YEAR ENDED MAY 31, 2001

PAGE                 7        STATEMENTS  OF CASH FLOWS FOR THE YEAR  ENDED  MAY 31,  2001 AND FOR THE PERIOD  FROM
                              JUNE 1, 1999 THROUGH FEBRUARY 27, 2000

PAGES            8 - 14       NOTES TO FINANCIAL STATEMENTS AS OF MAY 31, 2001

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  Centrack International, Inc.

We have audited the accompanying balance sheet of Centrack International,
Inc. as of May 31, 2001 and the related statements of operations, stockholders'
deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Centrack International, Inc. as of May 31, 2000, were audited by other auditors whose report dated May 10, 2001 expressed an unqualified opinion on those statements for a company in liquidation. In accordance with accounting principles generally accepted in the United states of
America for a company in liquidation, the statements of cash flows and statement of operations are not required.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph, present fairly in all material respects, the financial position of Centrack
International, Inc. as of May 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a net loss of $171,369, a negative cash flow from operations of $87,530, a working capital deficiency of $319,320 and has an accumulated deficit of $2,864,320. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baum & Company, P.A.

Coral Springs, Florida
December 1, 2001

                          CENTRACK INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  MAY 31, 2001
                                  ------------

CURRENT ASSETS
 Escrow funds receivable                                                        $              8,821
 Employee receivable                                                                             110
                                                                                 -------------------
     Total Current Assets                                                                      8,931
                                                                                 -------------------

TOTAL ASSETS                                                                    $              8,931
------------
                                                                                 ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                          $            328,251
                                                                                 -------------------
     Total Current Liabilities                                                               328,251
                                                                                 -------------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value, 120,000,000 shares authorized,
  103,981,275 shares issued and outstanding                                                   10,398
 Additional paid-in capital                                                                2,556,321
 Stock subscription note receivable                                                          (21,567)
 Accumulated deficit                                                                      (2,864,472)
                                                                                 -------------------
     Total Stockholders' Deficiency                                                         (319,320)
                                                                                 -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $              8,931
----------------------------------------------
                                                                                 ===================

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                               (LIQUIDATION BASIS)
                           NET DEFICIT IN LIQUIDATION
                               AS OF MAY 31, 2000
                               ------------------

CURRENT ASSETS
 Cash and cash equivalents                                                      $                  -
                                                                                 -------------------

     Total Current Assets                                                                          -

FIXED ASSETS, NET OF DEPRECIATION
 Website development                                                                          12,500
                                                                                 -------------------

     Total Fixed Assets                                                                       12,500
                                                                                 -------------------

OTHER ASSETS
 Deposits and other assets                                                                         -
                                                                                 -------------------

TOTAL ASSETS                                                                    $             12,500
------------
                                                                                 ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                                 $             12,470
 Accounts payable and accrued expenses                                                       603,578
 Accrued interest payable                                                                      7,837
 Accrued payroll and payroll taxes                                                           153,172
 Notes payable stockholders - current portion                                                150,000
                                                                                 -------------------

     Total Current Liabilities                                                               927,057
                                                                                 -------------------

STOCKHOLDERS' DEFICIT
 Common stock, $.0001 par value per share, 100,000,000 shares authorized,
  24,557,613 shares issued and outstanding                                                     2,456
 Additional paid-in capital                                                                1,776,090
 Accumulated deficit                                                                      (2,693,103)
                                                                                 -------------------
     Total Stockholders' Deficit                                                            (914,557)
                                                                                 -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $             12,500
-------------------------------------------
                                                                                 ===================

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                For the Year Ended        For The Period From
                                                                                                         June 1, 1999 Through
                                                                                   May 31, 2001            February 27, 2000
                                                                                --------------------     ----------------------

REVENUES                                                                     $                -       $                16,887
                                                                                --------------------     ----------------------

OPERATING EXPENSES
  General and administrative                                                               171,369                  1,510,105
  Selling and marketing                                                                       -                       543,296
                                                                                --------------------     ----------------------
      Total Operating Expenses                                                             171,369                  2,053,401
                                                                                --------------------     ----------------------

LOSS FROM OPERATIONS                                                                      (171,369)                (2,036,514)

OTHER INCOME (EXPENSE)
  Interest expense                                                                            -                       (16,334)
                                                                                --------------------     ----------------------

NET LOSS                                                                     $            (171,369)   $            (2,052,848)
--------
                                                                                ====================     ======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED                       49,884,825                 23,419,847
                                                                                ====================     ======================

NET LOSS PER SHARE - BASIC AND DILUTED                                       $                -       $                 (0.09)
                                                                                ====================     ======================

                 See accompanying notes to financial statements

                          CENTRACK INTERNATIONAL, INC.
                               (LIQUIDATION BASIS)
               STATEMENT OF CHANGES IN NET DEFICIT IN LIQUIDATION
           FOR THE PERIOD FROM FEBRUARY 28, 2000 THROUGH MAY 31, 2000
           ----------------------------------------------------------

Net Deficit, February 28, 2000                                                                $           (529,131)

ADD:

Issuance of restricted common stock as payment of liabilities                                               17,790

LESS:

 Bank charge accrual                                                                                          (474)
 Consulting fee accrual                                                                                     (7,000)
 Sale of furniture and fixtures                                                                             (7,000)
 Interest accrual                                                                                           (4,782)
 Rent accrual                                                                                              (16,290)
 Transfer agent fee accrual                                                                                   (300)
 Write-down of assets to net realizable value                                                             (367,370)
                                                                                                 -------------------

Net Deficit, May 31, 2000                                                                     $           (914,557)
                                                                                                 ===================

             See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         FOR THE YEAR ENDED MAY 31, 2001
                         -------------------------------

                                                                                        Additional
                                                    Common Stock                          Paid-In              Accumulated
                                           Shares                  Amount                 Capital                Deficit
                                     --------------------     ------------------     ------------------     -------------------

Balance, June 1, 2000                        24,093,588    $             2,409    $         2,161,562    $         (2,693,103)

Issuance of common stock for services        13,855,955                  1,386                 67,894                    -

Issuance of common stock for cash and
 note                                        51,780,178                  5,178                116,389                    -

Conversion of debt and liabilities to
 equity                                      12,829,054                  1,283                203,506                    -

Common stock contributed to the Company       1,422,500                    142                  6,970                    -

Net loss for the year ended May 31, 2001           -                      -                      -                   (171,369)
                                     --------------------     ------------------     ------------------     -------------------

Balance, May 31, 2001                       103,981,275    $            10,398    $         2,556,321    $         (2,864,472)
                                     ====================     ==================     ==================     ===================

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                              For the Year          For The Period From
                                                                                 Ended             June 1, 1999 Through
                                                                              May 31, 2001           February 27, 2000
                                                                            -----------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                $         (171,369)    $            (2,052,848)
 Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                                        -                        100,772
  Issuance of shares of common stock for services                                    69,280                        -
 Changes in assets and liabilities:
  Website development                                                                12,500                        -
  Prepaids and other assets                                                            -                           (904)
  Deposits                                                                             -                         14,100
  Accounts payable and accrued expenses                                               2,059                     547,055
                                                                            -----------------      ----------------------
       Net Cash Used In Operating Activities                                        (87,530)                 (1,391,825)
                                                                            -----------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan receivable and interest                                                          -                         65,028
 Development                                                                           -                       (258,578)
                                                                            -----------------      ----------------------
       Net Cash Used In Investing Activities                                           -                       (193,550)
                                                                            -----------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft                                                                     (12,470)                       -
 Proceeds from debt                                                                    -                      1,166,334
 Conversion of outstanding debt and payables to contributed capital                    -                     (1,287,703)
 Equity Contributions                                                                  -                      1,425,157
 Issuance of common stock for cash                                                  100,000                         269
                                                                            -----------------      ----------------------
       Net Cash Provided By Financing Activities                                     87,530                   1,304,057
                                                                            -----------------      ----------------------

NET DECREASE IN CASH                                                                   -                       (281,318)

Cash - beginning of PERIOD                                                             -                        281,318
                                                                            -----------------      ----------------------

Cash - end of PERIOD                                                     $             -        $                  -
--------------------
                                                                            =================      ======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
-----------------------------------------------

Issuance of 13,855,955 shares of common stock for consulting services    $           69,280     $                  -
                                                                            =================      ======================

Issuance of 15,210,029 shares of common stock as payment of liabilitie   $          631,570     $                  -
                                                                            =================      ======================

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF MAY 31, 2001
                               ------------------

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ -----------------------------------------------------------

(A) Organization and Basis of Presentation
------------------------------------------

Centrack International, Inc. (the "Company") is a corporation organized under the laws of the State of Delaware. The Company was incorporated on October 1,
1996 as Hudson Valley Industries, Inc. ("HUVI"), an OTC Bulletin Board publicly traded company. On April 2, 1999, the Company, having no substantial assets or liabilities, merged with Centrack International, Inc. (the "predecessor company"), a Florida corporation which maintained an internet based business involving listing fees, advertising, sourcing and information services for the used heavy equipment industry. Shareholders of the predecessor company received
10,561 shares of Hudson Valley stock for each share of the predecessor company;
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
(the "predecessor company") and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the condensed financial statements is that of the predecessor company. The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced. Although some nominal advertising and listing revenues had been earned in the past, substantially all the efforts of the Company were focused on the establishment of a website, internal infrastructure, and beta testing of the
Company's auction services. Accordingly, the Company was in the development stage. As the Company was unable to raise additional capital and the future success of the Company's then principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February
27, 2000. Consequently, the Company's financial statements as of May 31, 2000 and for the period then ended are presented on a liquidation basis (See Note
1(B)).

In January 2001, an independent investor purchased for $150,000 in cash and notes, (subsequently amended to $121,567) a 51% equity interest in the Company.
On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February 27, 2000. As a result of the January 2001 investment by an independent investor and the approval of the revised plan, the Company's financial statements as of May 31,
2001 and for the year then ended have been presented on the accrual basis in conformity with accounting principles generally accepted in the United States of
America. The Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

On October 12, 2001, the Board of Directors and a majority of the shareholders agreed to effectuate a 1:100 reverse stock split ("Reverse Split") of the
Company's currently issued and outstanding common stock and to amend the
Company's Certificate of Incorporation to authorize the issuance of 2,000,000 shares of preferred stock. These changes have not been approved by the state of
Delaware and are estimated to be effective in fiscal year 2002. These financial statements have not been restated to reflect the changes.

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
--------------------------------

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

(C) Use of Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could vary from these estimates and assumptions.

(D) Per Share Data
------------------

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

(E) Revenue Recognition
-----------------------

Revenues during fiscal year 2000 were derived primarily from listing fees for used heavy equipment for sale on the Company's website, success fees on auction transactions calculated as a percentage of the final sales value and advertising revenues. Revenues related to listing fees were recognized when the item was listed. Revenues related to success fees were recognized at the conclusion of the auction when there was at least one bid above the seller's specified minimum price or reserve price, whichever was higher. Advertising revenues were recognized as they were earned. These sources of revenue closed subsequent to
February 27, 2000 when the Company terminated its on-line websites.

(F) Advertising Expense
-----------------------

The Company recognizes advertising expenses in accordance with Statement of
Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

 (G) Property and Equipment
--------------------------

Effective February 27, 2000, the date the Company approved a plan of liquidation, property and equipment is stated at net realizable value in liquidation which is substantially less than cost. Under the plan of liquidation, the Company recognized a loss of $192,816 upon its write-down of property and equipment to its net realizable value during fiscal year 2000.

(H) Software Development Costs
------------------------------

Internal and external costs incurred to develop internal-use software were capitalized and amortized over three years. Under the plan of liquidation, the
Company recognized a loss of $171,512 upon its write-down of software development during fiscal year 2000.

(I) Income Taxes
----------------

The Company files its tax return with the Internal Revenue Service as a C
Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years differences between the tax bases and financial reporting amounts of assets and liabilities. Due to the fact that the Company had no significant operations, no deferred tax assets/valuation allowance has been recognized as it is not determinable that the Company will realize any benefit from the loss carryforwards before they expire. The Company has net operating loss carryforwards for Federal and State purposes at May 31, 2001 of approximately $3,100,000 that expire at varying times through fiscal year 2016.

(J) Concentrations of Credit Risk
---------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents exposure on May 31, 2001.

(K) New Accounting Pronouncements
---------------------------------

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

NOTE 2 COMMITMENTS
------ -----------

On January 17, 2001, the Company entered into separate employment agreements with the newly elected president and vice president of the Company to manage the day to day activities of the Company. The contracts have a thirty-day termination clause and call for monthly compensation totaling $4,500 through
July 12, 2001. Coinciding with these employment agreements, the Company terminated the July 12, 2000 contract for consulting services previously referenced. On July 17, 2001, the Company authorized the payment of 833,333 shares of stock in lieu of cash for the officers' salary.

NOTE 3 NOTES PAYABLE
------ -------------

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

NOTE 4 STOCK WARRANTS
------ --------------

The Company issued stock purchase warrants to certain outside parties during
1998, 1999 and 2000 in satisfaction of certain liabilities. Warrants to purchase
350,824 shares of the Company's common stock are outstanding at May 31, 2001 inclusive of warrants: to purchase 52,805 shares at an exercise price of $.095 per share expiring February 16, 2003, warrants to purchase 198,019 shares at an exercise price of $.095 per share expiring February 9, 2004 and warrants to purchase 100,000 shares at an exercise price of $.25 per share expiring July 10,
2001.

NOTE 5 LAWSUIT SETTLEMENT
------ ------------------

The Company settled a lawsuit filed by a payroll leasing company in fiscal year
2002, resulting in a payment to the leasing company of $67,358 and the issuance of 1,587,454 shares of the Company's common stock. The amount is included in accrual liabilities at May 31, 2001.

NOTE 6 CONSULTING AGREEMENTS
------ ---------------------

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

NOTE 7 RESTRICTED COMMON STOCK ISSUED FOR SETTLEMENTS
------ ----------------------------------------------

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
Additional settlement agreements for $9,092 have been signed pending issuance of an additional 221,826 shares of restricted common stock.

On June 11, 2001 the directors increased the number of shares available for liability settlement to 22,050,000 shares.

NOTE 8 SALES OF COMMON STOCK
------ ---------------------

On January 17, 2001 the Company entered into a stock subscription and purchase agreement with an unrelated offshore third party limited liability company to purchase a total of 51,780,178 restricted shares or 51% of the outstanding common stock of Centrack International, Inc. directly from the Company for
$150,000 in cash and promissory notes subject to certain adjustments as provided for in the agreement. As of May 31, 2001, $100,000 in cash has been received by an escrow agent on behalf of the Company and the remaining note has been adjusted to $21,567. The remaining note is secured by 17,260,059 shares of the above referenced securities held in escrow.

The agreement further provides that the ownership by the unrelated offshore third party will not be decreased below 51% from Centrack's issuance of shares or restricted centrack common stock to various creditors, in settlement of claims. As of May 31, 2001 the Company was obligated to issue approximately
1,250,000 additional shares of common stock for effected settlements.

The intent of the equity sales was to provide working capital to the Company via an escrow arrangement for purposes of paying among other costs, SEC fees, state filing fees, officers' salaries and professional fees deemed necessary to settle creditor claims and bring the Company current from a SEC reporting and trading perspective. As of May 31, 2001, the escrow agent had $8,821 for the benefit of the Company.

NOTE 9 ADDITIONAL EQUITY AUTHORIZED
------ ----------------------------

On January 29, 2001 the Company's Board of Directors approved an increase in the
Company's common stock to 120,000,000.

NOTE 10 GOING CONCERN
------- -------------

As shown in the accompanying financial statements, the Company incurred a net loss of $171,369, a negative cash flow from operations of $87,530, a working capital deficiency of $319,320 and has an accumulated deficit of $2,864,320.
These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generated revenues in exchange for its securities. The Company does not have any possible acquisition or merger candidates to date.

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

     In connection with the audit of the Company's financial statements for the fiscal year ended May 31, 2001 (included in this report), and in the subsequent unaudited interim period dated August 31, 2001, through January 31, 2002 (date of dismissal), there were no disagreements with Baum Company, P.A. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of
Baum Company, P.A., would have caused Baum Company, P.A. to make reference to the subject matter in their report.

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

Name                           Age            Position Held
----                           ---            -------------

Laurence S. Isaacson           54              Director, President and Secretary

Kathyrn Cowen                  40              Director

     Laurence S. Isaacson - has served as president and a member of the
Company's board of directors since November, 2001. Mr. Isaacson currently devotes between 5 and 10 hours a week to the Company. Since September 2001, Mr.
Isaacson has served as president and secretary of AUG Corp., with current biometric identification operations in Deerfield Beach, Florida. On January 7,
2002, AUG Corp. acquired a wholly owned interest in SyntheSys Secure
Technologies, Inc. ("Synthesys"). AUG Corp. paid $600,000 cash and the shareholders of Synthesys received an aggregate of 5,350,259 shares of AUG
Corp.'s Common Stock in exchange for their interest in Synthesys. Since 1994,
Mr. Isaacson has been the principal, president and CEO of Thornhill Group, Inc., a NASD member broker/dealer specializing in private placements. He has also been a principal, executive vice president and COO of Stenton Leigh Group, Inc., a
Boca Raton based merchant banking firm, since 1999. In addition to serving as an officer and director to various private and public companies, Mr. Isaacson was
Managing Director of Strategica Capital Corporation, a Miami based merchant bank from 1994 to 1999. Mr. Isaacson graduated in 1970 from Husson College, Bangor,
Maine with a Bachelor of Science Degree in Accounting and holds Series 7, 24, 27 and 63 licenses along with a Florida Real Estate Broker and Florida Mortgage
Broker licenses.

     Kathyrn Cowen - has been a director of the Company since November 2001. As an independent director, Ms. Cowen devotes less than one hour a week to the
Company's business. Since September 2001 Ms. Cowen has served as a director of
AUG Corp., with biometric identification operations in Deerfield Beach, Florida.
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
Lofquist no longer serve as officers of the Company. Mr. Isaacson, the Company's current president does not receive compensation, nor has he entered into an employment contract with the Company. However, the Company does expect to compensate Mr. Isaacson following the consummation of a merger or acquisition.
The Company may enter into an employment agreement with Mr. Isaacson, terms to be determined by future merger and acquisition candidates following the consummation of a transaction.

                           SUMMARY COMPENSATION TABLE
                                        Annual Compensation                         Long-Term Compensation
                                                                                    Awards                     Payouts

                                                                                         Securities
    Name and Principal                                           Other                     Under-
         Position             Year      Salary    Bonus         Annual      Restricted      Lying                   All Other
                                                                Compen-       Stock       Options/       LTIP     Compen-sation
                                                                Sation       Award(s)       SARs       Payouts         ($)
                                                                  ($)          ($)           (#)         ($)

George Weast, CEO and        6/00-
President                    5/01     $10,000(3)     -           -            -             -            -           -

John Lofquist, CEO and       6/99-                                                                                $65,028(2)
President                    5/00     $54,205        -           -            -             -            -

John Lofquist, CEO and       6/98-
President                    5/99     $ 2,500        -        $8,020(1)       -             -            -           -

     (1) Comprised of automobile and insurance payments.
     (2) Forgiveness of advance in payment for services rendered.
     (3) Has received 833,333 shares of common stock in lieu of salary.

Compensation of Directors

     Members of the Company's Board of Directors are not compensated for their service on the Board.

Employment Agreements

     None.

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

                                             Number of Beneficially     Percentage of Outstanding
Name                                             Owned Shares            Shares Beneficially Owned
----                                             -------------            -------------------------

Golden Stone Group Limited(1)                      51,780,178                   45.1%
No. 5A Asklipou St.
Athens, Greece

Nafal Kahook                                       12,568,016                   10.9%
9941 S.W. 4th Street
Plantation, FL 33324

George Weast, Jr.                                  12,525,943                   10.9%
1515 N. Federal Highway, Suite 300
Boca Raton, FL 33432

Steven J. Merritt                                   6,041,665                    5.3%
1515 N. Federal Highway, Suite 300
Boca Raton, FL 33432

Laurence S. Isaacson                                        0                    --

Kathryn Cowen                                               0                    --

Officers and Directors as a Group                           0                    --
(2 persons)

(1) The beneficial owner of Golden Stone Group Limited is Georgious Nathanial.
---------

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

     The Company's current president, Laurence S. Isaacson, has been affiliated with blank check companies in the past. Mr. Isaacson does not currently intend to promote any blank check companies. However, if Mr. Isaacson promotes any other blank check companies while the Company remains a blank check company, it could present a conflict of interest.

Item 13. Exhibits, List and Reports on Form 8-K

(a)      Exhibits.

                  2          Stock  Purchase  Agreement  with Lancer  Offshore  dated October 18, 2002  (previously filed).

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

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the
Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2002.

                                           CENTRACK INTERNATIONAL, INC.

                                      By:      /s/Laurence S. Isaacson
                                              ------------------------------------------------------
                                               Laurence S. Isaacson, Director,
                                               President and Principal Accounting Officer

                                       By:     /s/Kathryn Cowen
                                               ------------------------------------------------------
                                               Kathryn Cowen, Director

