Form 10QSB/A
period 2001-08-31
CENTRACK INTERNATIONAL INC
filed 2002-08-20
CIK 1094220

                                  UNITED STATES
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

                        Commission file number: 000-27885

                          Centrack International, Inc.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                   ------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   11-3342926
                             ----------------------
                        (IRS Employer Identification No.)

                        1900 Corporate Blvd. Suite 305 W
                            Boca Raton, Florida 33431
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (561) 241-9921
                            -------------------------
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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,314,607 (as of 8/31/01) and
116,499,262 (as of July 1, 2002).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1. Condensed Financial Statements (unaudited)

        Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

PART II. OTHER INFORMATION
         -----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Condensed Financial Statements (unaudited)

                          CENTRACK INTERNATIONAL, INC.
                         CONDENSED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001

                          CENTRACK INTERNATIONAL, INC.

                                    CONTENTS
                                    --------

PAGE 1    CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2001 (UNAUDITED) AND MAY 31,
          2001

PAGE 2    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31,
          2001 AND 2000 (UNAUDITED)

PAGE 3    CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31,
          2001 AND 2000 (UNAUDITED)

PAGES 4-8 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                       3

                          CENTRACK INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                            ------------------------

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
------------
                                          ==================     ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $    335,025            $   328,251
                                          ------------------     ------------------
     Total Current Liabilities                  335,025                328,251
                                          ------------------     ------------------

STOCKHOLDERS' DEFICIENCY

Common stock, $.0001 par value,
 120,000,000 shares authorized,
 107,314,607 and 103,981,275
 shares issued and outstanding,
 respectively                                    10,731                 10,398

 Additional paid-in capital                   2,992,536              2,959,536

 Stock subscription note receivable              (8,500)               (21,567)

 Accumulated deficit                         (3,329,004)            (3,267,687)
                                          ------------------     ------------------
     Total Stockholders' Deficiency            (334,237)              (319,320)
                                          ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                              $       788            $     8,931

                                          ==================     ==================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                      For the Three Months     For the Three Months
                                                      Ended August 31, 2001    Ended August 31, 2000

REVENUES                                       $           -            $          -
                                                      ----------------------   ----------------------

OPERATING EXPENSES
  General and administrative                                   27,984                     -
  Consulting                                                   33,333                     -
                                                       ----------------------  ----------------------
         Total Operating Expenses                              61,317                     -
                                                       ----------------------  ----------------------

NET LOSS                                        $      (61,317)         $          -
--------
                                                       ======================  ======================

WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING - BASIC AND DILUTED                105,647,941                    -
                                                       ======================  ======================

NET LOSS PER SHARE - BASIC AND DILUTED          $            -          $          -
                                                       ======================  ======================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                     For the Three          For the Three
                                                                   Months Ended August    Months Ended August
                                                                       31, 2001               31, 2000
                                                                 ---------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                          $   (61,317)       $       -
 Adjustments to reconcile net loss to net cash used in
        operating activities:
  Write down of receivable                                                 110                -
  Issuance of shares of common stock for services                       33,333                -
 Changes in assets and liabilities:
    Escrow funds receivable                                              8,033                -
    Accounts payable and accrued expenses                               19,841                -
                                                                ---------------------  ---------------------
         Net Cash Used In Operating Activities                              -                 -
                                                                ---------------------  ---------------------

NET INCREASE IN CASH                                                -                  -

Cash AT beginning of PERIOD                                                -                  -
                                                                ---------------------  ---------------------

Cash AT end of PERIOD                                               $      -             $    -
---------------------
                                                                =====================  =====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
-----------------------------------------------

Issuance of 3,333,332 shares of common stock for
        consulting services                                         $   33,333          $     -
                                                                =====================  =====================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001
                              ---------------------
                                   (UNAUDITED)

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

On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February 27, 2000. As a result of the approval of the revised plan, the Company's condensed financial statements as of August 31, 2001 and May 31, 2001 and for the three months ended
August 31, 2001 and 2000 have been presented on the accrual basis in conformity with accounting principles generally accepted in the United States of America.
The Company did not have any activity affecting its statements of operations for the three months ended August 31, 2000. The Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. On
October 12, 2001, the Board of Directors and a majority of the shareholders agreed to effectuate a 1:100 reverse stock split ("Reverse Split") of the
Company's currently issued and outstanding common stock and to amend the
Company's Certificate of Incorporation to authorize the issuance of 2,000,000 shares of preferred stock. These changes have not been approved by the state of
Delaware and are estimated to be effective in the first quarter of fiscal year
2003. These condensed financial statements have not been restated to reflect the changes.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001
                              ---------------------
                                   (UNAUDITED)

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

On February 28, 2002, the Company executed a term sheet with Lancer Offshore, Inc.
for the purchase of an additional 2,500,000 shares of the Company's common stock, post Reverse Split for $.02 per share. Additionally, in accordance with the term sheet, the Company will also issue a total of 75,000 shares of common stock, post Reverse Split to consultants for consulting services.

(B) Use of Estimates
--------------------

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

(C) Per Share Data
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

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001
                              ---------------------
                                   (UNAUDITED)

(D) Interim Financial Statements
--------------------------------

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

(E) Going Concern
-----------------

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $61,317 for the three months ended August 31, 2001 and has a working capital deficiency of $334,237 and an accumulated deficit of
$3,329,004 at August 31, 2001. These factors raise substantial doubt about the
Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company does not have any possible acquisition or merger candidates to date.

(F) New Accounting Pronouncements
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

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001
                              ---------------------
                                   (UNAUDITED)

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
------ -------------------------------------

During the three months ended August 31, 2001, the Company issued 3,333,332 shares of common stock to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the
Company's common stock.

NOTE 3 WARRANTS AND OPTIONS
------ --------------------

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
Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved a plan of liquidation in February 2000. The Company subsequently rescinded its plan of liquidation on December 31, 2001.

The following discussion and analysis should be read in conjunction with the financial information appearing as Item (1) to this Report. This financial information reflects the operations of the Company for the three months ended
August 31, 2001.

Results of Operations for the three months ended August 31, 2001 as compared to the three months ended august 31, 2000.

The Company had no revenues for the three-month period ended August 31, 2001 and no revenues for the three-month period ended August 31, 2000. The Company incurred operating expenses of $61,317 for the three months ended August 31,
2001, consisting of consulting fees ($33,333) and general and administrative expenses ($27,984). The consulting fees consist of the value of shares of common stock issued to former officers of the Company for consulting services performed. The Company had no operating expenses for the three month period ended August 31, 2000 as the Company had no operations during this period.

For the three months ended August 31, 2001 the Company had a net loss of $61,317.

Liquidity and Capital Resources

The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is experiencing difficulty in generating sufficient cash flow to meet its necessary capital requirements and sustain operations.  The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.  The Company does not have any possible acquisition or merger candidates to date.

As of August 31, 2001, the Company had no existing cash reserves. As of August
31, 2001, the Company had a working capital deficiency of $334,237 and an accumulated deficit of 3,329,004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that private financing received subsequent to the date of this report should be adequate to fund operations for twelve months.

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

The Company has negotiated with its creditors to reduce its outstanding liabilities through the issuance of additional shares of its restricted common stock in exchange for the cancellation of creditors' claims.

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

Employees

As of July 1, 2002 the Company had one employee. This employee also serves as the president of the Company. While this employee is currently not compensated by the Company, the Company may enter into an employment agreement with the employee in the future.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Vincam Human Resources, Inc. v. Centrack International, Inc. filed in the
Miami-Dade, Florida Circuit Court. Vincam (presently known as ADP Total
Services, Inc.) obtained a judgment for $67,358 against the Company. In October
2001, the Company and Vincam entered into a settlement agreement under which the
Company paid Vincam $67,358.10 and issued Vincam 1,587,454 shares of common stock. A satisfaction of final default judgement has been entered by the attorney of record for Vincam.

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

                                             /s/ Laurence S. Isaacson
                                             ------------------------
                                                 Laurence S. Isaacson , President

Date: July 30, 2002