Form 10QSB/A
period 2001-11-30
CENTRACK INTERNATIONAL INC
filed 2002-08-20
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 3
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
 ---

         For the quarterly period ended November 30, 2001
                                        -----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-27885
                                                 -------

                          Centrack International, Inc.
                          ----------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                             11-3342926
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

           1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 241-9921
                                 --------------
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

                                 Yes   X    No
                                     -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding of each of the issuer's classes of common equity,  as of the latest  practicable date: 116,499,262 Common Stock as of July 1, 2002.

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

                                        2

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
               MAY 31, 2001

PAGE  2        CONDENSED  STATEMENTS OF OPERATIONS  FOR THE THREE AND SIX MONTHS
               ENDED  NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGE  3        CONDENSED  STATEMENT OF CHANGES IN  STOCKHOLDERS'  DEFICIENCY  FOR
               THE SIX MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)

PAGE  4        CONDENSED  STATEMENTS  OF CASH FLOWS FOR THE SIX MONTHS  ENDED
               NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGES 5 - 9    NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                          CENTRACK INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                 ASSETS

                                         November 30, 2001
                                          (Unaudited)             May 31, 2001
                                        -------------------     -----------------
CURRENT ASSETS                     $  27,775                $        -
 Escrow funds receivable                          -                     8,821
 Employee receivable                              -                       110
                                        -------------------     -----------------
     Total Current Assets                    27,775                     8,931
                                        -------------------     -----------------
                                          $  27,775                $    8,931
                                        ===================     =================

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses    $  44,517                $  328,251
 Advances for stock purchase                405,483                         -
                                         ------------------    ------------------
     Total Current Liabilities              450,000                   328,251
                                         ------------------    ------------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value,
  120,000,000 shares authorized,
  116,499,262 and 103,981,275
  shares issued and outstanding,
  respectively                               11,650                    10,398
 Additional paid-in capital               3,468,330                 2,959,536
 Stock subscription note receivable               -                   (21,567)
 Accumulated deficit                     (3,902,205)               (3,267,687)
                                        -------------------     -----------------

     Total Stockholders Deficiency         (422,225)                 (319,320)
                                        -------------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS
DEFICIENCY                            $  27,775                $    8,931
                                        ===================     =================

           See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                          For The Three       For The Three         For The Six        For The Six
                           Months Ended        Months Ended        Months Ended        Months Ended
                         November 30, 2001   November 30, 2000   November 30, 2001   November 30, 2000
                         -----------------  -------------------  -----------------  ------------------

REVENUES           $     -             $     -              $     -           $     -
                         -----------------  -------------------  -----------------  ------------------

OPERATING EXPENSES
  General and
  administrative               34,359               -                  62,343              -
  Consulting                  629,583               61,250            662,916            61,250
                         -----------------  -------------------  -----------------  ------------------
   Total Operating
   Expenses                   663,942               61,250            725,259            61,250
                         -----------------  -------------------  -----------------  ------------------

LOSS FROM OPERATIONS         (663,942)             (61,250)          (725,259)          (61,250)
                         -----------------  -------------------  -----------------  ------------------

OTHER INCOME                   90,741                -                 90,741              -
                         -----------------  -------------------  -----------------  ------------------

NET LOSS                  $  (573,201)        $    (61,250)        $ (634,518)       $  (61,250)
                         =================  ===================  =================  ==================

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING
BASIC AND DILUTED         111,906,933           34,487,505        108,777,438        29,549,690
                         =================  ===================  =================  ==================

NET LOSS PER SHARE
- BASIC AND DILUTED       $      (.01)        $     -              $     (.01)       $     -
                         =================  ===================  =================  ==================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)

                                   Common Stock          Additional      Stock
                                                          Paid-In     Subscription     Accumulated
                                Shares        Amount      Capital    Note Receivable   Receivable      Total
                             ------------  -----------  -----------  ---------------  -------------  -----------

Balance at June 1, 2001       103,981,275   $ 10,398    $2,959,536    $   (21,567)    $(3,267,687)   $(319,320)

Issuance of common stock
for services                   10,491,927      1,049       390,214           -              -          391,263

Issuance of common stock to
settle accounts payable         2,026,060        203       118,580           -              -          118,783

Collection of stock
subscription note receivable       -              -            -           13,067           -           13,067

Write off of stock subscription
note receivable                    -              -            -            8,500           -            8,500

Net loss for the six months
ended November 30, 2001            -              -            -             -           (634,518)    (634,518)
                             ------------  -----------  -----------  ---------------  -------------  -----------
BALANCE AT NOVEMBER 30, 2001  116,499,262   $ 11,650    $3,468,330      $    -        $(3,902,205)   $(422,225)
                             ============  ===========  ===========  ===============  =============  ===========

           See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For The Six Months       For The Six Months
                                                         Ended November 30,       Ended November 30,
                                                               2001                     2000
                                                        --------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                $     (634,518)            $   (61,250)
 Adjustments to reconcile net loss to net
        cash used in operating activities:
  Gain on settlements of accounts payable                       (90,741)                  -
  Write down of receivables                                       8,931                   -
  Write off of subscription note receivable                       8,500                   -
  Issuance of shares of common stock for services               391,263                  61,250
 Changes in assets and liabilities:
    Accounts payable and accrued expenses                       (74,210)                (19,500)
                                                        --------------------      ------------------
         Net Cash Used In Operating Activities                 (390,775)                (19,500)                                                                                                                      --------------------
                                                        --------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                      -                     19,500
                                                        --------------------      ------------------
         Net Cash Provided By Investing Activities                 -                     19,500
                                                        --------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances for stock purchases                                   405,483                   -
 Collection of stock subscription receivable                     13,067                   -
                                                        -------------------       ------------------
         Net Cash Provided By Financing Activities              418,550                   -
                                                        -------------------       ------------------

NET INCREASE IN CASH                                             27,775                   -

Cash AT beginning of PERIOD                                       -                       -
                                                        --------------------      ------------------

Cash AT end of PERIOD                                    $       27,775             $     -
                                                        ====================      ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of 10,491,927 and 12,250,000 shares of
common stock for services, respectively                  $      391,263             $    61,250
                                                        ====================      ==================

Issuance of 2,026,060 shares of common stock to
settle accounts payable                                  $      118,783             $     -
                                                        ====================      ==================

           See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Basis of Presentation

Centrack International, Inc. (the "Company") is a profit corporation organized under the laws of the State of Delaware. The Company was incorporated on October
1, 1996 as Hudson Valley Industries, Inc. ("HUVI"), an OTC Bulletin Board"
publicly traded company. On April 2, 1999, the Company, having no substantial assets or liabilities, merged with Centrack International, Inc. (the
"predecessor company"), a Florida corporation which maintained an internet based business involving listing fees, advertising, sourcing and information services for the used heavy equipment industry. Shareholders of the predecessor company received 10,561 shares of Hudson Valley stock for each share of the predecessor company; a total of 16,809,151 shares, in exchange for 100% of the outstanding stock of the predecessor company and the conversion of a $500,000 bridge loan to equity.

In connection with the merger, Hudson Valley changed its name to Centrack
International, Inc. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. Subsequent to the merger, the owners of the predecessor company owned 75% of the Company. Since this transaction is, in substance, a recapitalization of Centrack International, Inc.
(the "predecessor compan") and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the condensed financial statements is that of the predecessor company. The Company's principal operations, comprised of services of listings on its website, advertising, sourcing, information and auctions of used heavy equipment, had not commenced. Although some nominal advertising and listing revenues had been earned in the past, substantially all the efforts of the Company were focused on the establishment of a website, internal infrastructure, and beta testing of the
Company's auction services. Accordingly, the Company was in the development stage. As the Company was unable to raise additional capital and the future success of the Company's then principal operations deemed doubtful, the Company ceased development stage activity and approved a plan of liquidation on February
27, 2000.

On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February 27, 2000. As a result of the approval of the revised plan, the Company's condensed financial statements as of November 30, 2001 and May 31, 2001 and for the three and six months ended November 30, 2001 and 2000 have been presented on the accrual basis in conformity with accounting principles generally accepted in the United States of America. The Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

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
                                       F-6

                         CENTRACK INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001
                                   (UNAUDITED)

(C) Per Share Data

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

(D) Interim Financial Statements

The condensed financial statements of Centrack International, Inc. and related notes thereto as of November 30, 2001, and for the three and six months ended
November 30, 2001 and 2000, are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The balance sheet information as of May 31, 2001 was derived from the audited financial statements included in the Company's annual report Form
10-KSB. These interim condensed financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

(E) Going Concern

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $634,518 and a negative cash flow from operations of
$390,775 for the six months ended November 30, 2001 and has a working capital deficiency of $422,225 and an accumulated deficit of $3,902,205 at November 30,
2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 ISSUANCE OF COMMON STOCK FOR SERVICES AND ACCOUNTS PAYABLE

During the six months ended November 30, 2001 and 2000, the Company issued
10,491,927 and 12,250,000 shares of common stock, respectively to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the Company's common stock. During the six months ended November 30, 2001, the Company issued 2,026,060 shares of common stock to settle accounts payable. This resulted in other income of
$90,741 in the accompanying condensed statement of operations.

NOTE 3 WARRANTS AND OPTIONS

The Company has issued warrants to purchase common stock to various employees, shareholders and unrelated parties. The 250,824 warrants still outstanding at November 30, 2001, at an exercise price of $.095 are: 52,805 expiring September 16, 2003 and 198,019 expiring September 9, 2004.

NOTE 4 LAWSUIT SETTLEMENT

The Company settled a lawsuit filed by a payroll leasing company in the second quarter of fiscal year 2002, resulting in a payment to the leasing company of $67,358 and the issuance of 1,587,454 shares of the Company's common stock which are included in the 2,026,060 shares discussed in Note

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
Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations. Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved a plan of liquidation in February 2000. The Company subsequently rescinded its plan of liquidation and recommenced operations on December 1, 2001, which reflects the increase in operating expenses during the period ended November 30, 2001.

Results of Operations for the Three Months Ended November 30, 2001 as compared to the Three Months Ended November 30, 2000

The Company had no revenues for the three month period ended November 30,
2001, nor for the three month period ended November 30, 2000. The Company incurred operating expenses of $663,942 for the three months ended November 30,
2001 as compared to operating expenses of $61,250 for the three month period ended November 30, 2000. Operating expenses for the three month period ended
November 30,2001 consisted of consulting fees ($629,583) and general and administrative expenses ($34,359). The operating expenses of $61,250 for the three months ended November 30, 2000 were for consulting expenses. The consulting expenses for the three months ended November 30, 2001 and 2000 consist of the value of shares of common stock issued to former officers of the
Company for consulting services performed. The Company recorded these expenses at the then market value of the Company's common stock.

For the three months ended November 30, 2001, the Company had other income of
$90,741, which represents gains on the settlement of accounts payable through the issuances of common stock.

For the three months ended November 30, 2001 the Company had a net loss of
$573,201 as compared to a net loss of $61,250 for the three months ended
November 30, 2000.

Results of Operations for the Six Months ended November 30, 2001 as compared to the Six Months ended November 30, 2000.

The Company had no revenues for the six month period ended November 30, 2001, nor for the six months ended November 30, 2000. The Company incurred operating expenses of $725,529 for the six months ended November 30, 2001 as compared to operating expenses of $61,250 for the six months ended November 30, 2000. The operating expenses for the six months ended November 30, 2001 consisted of consulting fees ($662,916) and general and administrative expenses ($62,343).
The operating expenses for the six months ended November 30, 2000 consisted of consulting fees. The consulting fees for the six months ended November 30, 2001 and 2000 consist of the value of shares of common stock issued to former officers of the Company for consulting services performed. During the six months ended November 30, 2001 and 2000, the Company issued 10,491,927 and 12,250,000, respectively, shares of common stock to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the Company's common stock.

For the six months ended November 30, 2001, the Company had other income of
$90,741, which represents gains on the settlement of accounts payable through the issuances of common stock.

For the six months ended November 30, 2001 the Company had a net loss of
$634,518 as compared to a net loss of $61,250 for the six months ended November
30, 2000.

Liquidity and Capital Resources

The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is experiencing difficulty in generating sufficient cash flow to meet its necessary capital requirements and sustain its operations. The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company does not have any possible acquisition or merger candidates to date.

As of November 30, 2001, the Company had existing cash reserves of $27,775.
For the six months ended November 30, 2001, the Company had a negative cash flow from operations of $390,775 and a net loss of $634,518. At November 30, 2001, the Company had a working capital deficiency of $422,225 and an accumulated deficit of $3,902,205. The Company believes that its current cash reserves, including funds received from private financing, should be adequate to fund operations for twelve months.

During the six months ended November 30, 2001, 2,026,060 shares of restricted common stock has been issued and $80,984 was paid from the advance for stock purchase to settle liabilities and accounts payable.

Effective October 18, 2001, the Company entered into a Stock Purchase Agreement with Lancer Offshore, Inc. Under the agreement, Lancer Offshore purchased
40,000,000 shares of the Company's common stock for the sum of $400,000. The
$400,000 has beenadvanced to the Company as of November 30, 2001, to settle certain creditor claims and to pay current expenses. Lancer Offshore shall receive the 40,000,000 shares of common stock on a post-reverse split basis.
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

On March 13, 2002 the Company executed a term sheet with Lance Offshore for the purchase of an additional 2,500,000 shares of common stock (post reverse split basis) for $.02 per share. In accordance with the term sheet the Company issued an additional 75,000 shares of common stock (post reverse split basis) to consultants.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

             2       Stock Purchase  Agreement with Lancer Offshore dated  October
                     18,  2002.  (incorporated  by reference to our Report on Form
                     10-KSB filed 1/22/01).

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

                                                  Centrack International, Inc.

                                            By:  /s/Laurence S. Isaacson
                                                 -------------------------------
                                                 Laurence S. Isaacson, President

DATED: July 30, 2002