Form 10QSB/A
period 2002-02-28
CENTRACK INTERNATIONAL INC
filed 2002-08-20
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2002
                                        -----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-27885
                                                --------

                          Centrack International, Inc.
                          ----------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                                 11-3342926
      -------------------------             -----------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,499,262 Common Stock as of June 30, 2002.

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
         -----------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Condensed Financial Statements

                          CENTRACK INTERNATIONAL, INC.
                         CONDENSED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002

                          CENTRACK INTERNATIONAL, INC.

                                    CONTENTS

PAGE  1        CONDENSED BALANCE SHEETS AS OF FEBRUARY 28, 2002 (UNAUDITED) AND
               MAY 31, 2001

PAGE  2        CONDENSED STATEMENTS OF OPERATIONS  FOR THE THREE AND NINE
               MONTHS ENDED FEBRUARY 28, 2002 AND 2001 (UNAUDITED)

PAGE  3        CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR
               THE NINE MONTHS ENDED FEBRUARY 28, 2002 (UNAUDITED)

PAGE  4        CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
               FEBRUARY 28, 2002  AND 2001 (UNAUDITED)

PAGES 5 - 9     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                          CENTRACK INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                          February 28, 2002        May 31, 2001
                                                          ------------------     ------------------

CURRENT ASSETS
 Cash                                                      $       2,334           $        -
 Escrow funds receivable                                              -                 8,821
 Employee receivable                                                  -                   110
                                                          ------------------     ------------------
     Total Current Assets                                          2,334                8,931
                                                          ------------------     ------------------

TOTAL ASSETS                                        $       2,334           $    8,931
                                                          ==================     ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                  $          -            $  328,251
 Advances for stock purchases                                   450,000                     -
                                                           -----------------     ------------------
     Total Current Liabilities                                  450,000               328,251
                                                           -----------------     ------------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value, 120,000,000 shares
        authorized, 116,499,262 and 103,981,275
  shares issued and outstanding, respectively                    11,650                10,398
 Additional paid-in capital                                   3,468,330             2,959,536
 Stock subscription note receivable                                   -               (21,567)
 Accumulated deficit                                         (3,927,646)           (3,267,687)
                                                           -----------------     ------------------
     Total Stockholders' Deficiency                            (447,666)             (319,320)
                                                           -----------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $      2,334           $     8,931
                                                           =================     ==================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For The Three      For The Three     For The Nine      For The Nine
                                               Months Ended       Months Ended      Months Ended      Months Ended
                                            February 28, 2002  February 28, 2001  February 28, 2002  February 28, 2001
                                            -----------------  -----------------  -----------------  ------------------

REVENUES                              $          -      $         -         $       -          $        -
                                            ----------------- ------------------  ------------------  ------------------

OPERATING EXPENSES
 General and administrative                        25,411                -             95,437                  -
 Consulting                                             -            8,030            655,263              69,280
                                            ------------------  ----------------  ----------------  ------------------
      Total Operating Expenses                     25,411            8,030            750,700              69,280
                                            ------------------  ----------------  ----------------  ------------------

LOSS FROM OPERATIONS                       (25,411)          (8,030)          (750,700)            (69,280)
                                            ------------------  ----------------  ----------------  ------------------

OTHER INCOME                                     -                -             90,741                  -
                                            ------------------  ----------------  ----------------  ------------------

NET LOSS                              $    (25,411)          (8,030)          (659,959)            (69,280)
                                            ==================  ================  ================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 - BASIC AND DILUTED                          116,499,262        69,293,339       112,989,012          41,260,966
                                            ==================  ================  ================  ==================

NET LOSS PER SHARE - BASIC AND DILUTED        $         -               -               (.01)                 -
                                            ================== =================  ================  ==================

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
                                   (UNAUDITED)

                                                          Common Stock      Additional       Stock        Accumulated
                                                                              Paid-In     Subscription
                                                       Shares      Amount     Capital    Note Receivable    Deficit       Total
                                                     ----------  ---------  ----------  ----------------  -----------  ----------

Balance at June 1, 2001                             103,981,275   $10,398   $2,959,536    $  (21,567)    $(3,267,687)  $(319,320)

Issuance of common stock for services                10,491,927     1,049      390,214           -             -         391,263

Issuance of common stock to settle accounts payable   2,026,060       203      118,580           -             -         118,783

Collection of stock subscription note receivable          -            -           -          13,067           -          13,067

Write off of stock subscription note receivable           -            -           -           8,500           -           8,500

Net loss for the nine months ended February 28, 2002      -            -           -             -          (659,959)   (659,959)
                                                     ----------  ----------  ----------  ---------------  -----------  ----------

BALANCE AT FEBRUARY 28, 2002                 116,499,262   $11,650   $3,468,330    $      -       $(3,927,646)  $(447,666)
                                                    ===========  =========  ==========   ===============  ===========  ==========

            See accompanying notes to condensed financial statements.

                          CENTRACK INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For The Nine       For The Nine
                                                              Months Ended       Months Ended
                                                           February 28, 2002   February 28, 2001
                                                         --------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                  $(659,959)           $  (69,280)
 Adjustments to reconcile net loss to net cash used
        in operating activities:
  Gain on settlements of accounts payable                    (90,741)                 -
  Write down of receivables                                    8,931                  -
  Write off of subscription note receivable                    8,500                  -
  Issuance of shares of common stock for services            391,263                69,280
 Changes in assets and liabilities:
    Accounts payable and accrued expenses                   (118,727)              (19,500)
                                                        --------------------  --------------------
         Net Cash Used In Operating Activities              (460,733)              (19,500)
                                                        --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                    -                  19,500
                                                        --------------------  --------------------
         Net Cash Provided By Investing Activities               -                  19,500
                                                        --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances for stock purchases                                450,000                  -
 Collection of stock subscription receivable                  13,067                  -
                                                        --------------------  --------------------
         Net Cash Provided By Financing Activities           463,067                  -
                                                        --------------------  --------------------

NET INCREASE IN CASH                                           2,334                  -

Cash AT beginning of PERIOD                                      -                    -
                                                        --------------------  --------------------

Cash AT end of PERIOD                                $  2,334            $     -
                                                        ====================  ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of 10,491,927 and 13,855,955 shares of
        common stock for services, respectively            $391,263             $ 69,280
                                                         ====================  ====================

Issuance of 2,026,060 and 77,221,452 shares of
        common stock, respectively to settle
        accounts payable                                   $118,783             $630,952
                                                         ====================  ====================

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

On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February 27, 2000. As a result of the approval of the revised plan, the Company's condensed financial statements as of February 28, 2002 and May 31, 2001 and for the three and nine months ended February 28, 2002 and 2001 has been presented on the accrual basis in conformity with accounting principles generally accepted in the United States of America. The Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

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

(D) Interim Financial Statements

The condensed financial statements of Centrack International, Inc. and related notes thereto as of February 28, 2002 and for the three and nine months ended
February 28, 2002 and 2001, are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring adjustments. The balance sheet information as of May 31, 2001 was derived from the audited financial statements included in the Company's annual report Form
10-KSB. These interim condensed financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future period.

(E) Going Concern

As shown in the accompanying condensed financial statements, the Company incurred a net loss of $659,959 and a negative cash flow from operations of
$460,733 for the nine months ended February 28, 2002 and has a working capital deficiency of $447,666 and an accumulated deficit of $3,927,646 at February 28,
2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2  ISSUANCE OF COMMON STOCK FOR SERVICES AND ACCOUNTS PAYABLE

During the nine months ended February 28, 2002 and 2001, the Company issued
10,491,927 and 13,855,955 shares of common stock, respectively to former officers of the Company for consulting services. The Company recorded this expense at the then market value of the Company's common stock. During the nine months ended February 28, 2002 and 2001, the Company issued 2,026,060 and
77,221,452 shares of common stock, respectively to settle accounts payable. This resulted in other income of $90,741 in the accompanying condensed statement of operations for the nine months ended February 28, 2002.

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

NOTE 4 LAWSUIT SETTLEMENT

The Company settled a lawsuit filed by a payroll leasing company in the second quarter of fiscal year 2002, resulting in a payment to the leasing company of
$67,358 and the issuance of 1,587,454 shares of the Company's common stock which are included in the 2,026,060 shares discussed in Note 2.

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
Following the merger, the Company attempted to develop its business and was in a development stage of operations with virtually no revenues for most of the period of these limited operations. Lacking the ability to raise any meaningful financing, the Company ceased its activities and approved a plan of liquidation in February 2000. On December 1, 2002, the Company rescinded its plan of liquidation, which reflects the increase in operating expenses for the nine months ended February 28, 2002.

Results of Operations for the Three Months Ended February 28, 2002 as compared to the Three Months Ended February 28, 2001

     The Company had no revenues for the three month  period ended February 28,
2002, nor for the three month period ended February 28, 2001. The Company incurred operating expenses of $25,411 for the three months ended February 28,
2002 as compared to operating expenses of $8,030 for the three month period ended February 28, 2001. Operating expenses for the three month period ended
February 28, 2002 consisted of general and administrative expenses. The operating expenses for the three months ended February 28, 2001 consisted of consulting fees. The consulting fees consist of the value of shares of common stock issued to former officers of the Company for consulting services performed.

     For the three months ended  February 28, 2002 the Company had a net loss of
$25,411 as compared to a net loss of $8,030 for the three months ended February
28, 2001.

Results of Operations for the Nine Month Period Ended February 20, 2002 as
Compared to the Nine Month Period Ended February 28, 2001

     The Company had no revenues for the nine month period ended February 28,
2002, nor any revenues for the nine month period ended February 28, 2001. The
Company incurred operating expenses of $750,700 for the nine months ended
February 28, 2002 as compared to operating expenses of $69,280 for the nine months ended February 28, 2001. Operating expenses for the nine month period ended February 28, 2002, consisted of consulting fees ($655,263) and general and administrative expenses ($95,437). The consulting fees consist of the value of shares of common stock issued to former officers of the Company for consulting services performed.

     For the nine months ended  February 28, 2002, the Company had other income of $90,741, which represents gains on the settlement of accounts payable through the issuances of common stock.

     For the nine months ended February 28, 2002 the Company had a net loss of
$659,959 as compared to a net loss for the nine months ended February 28, 2001 of $69,280.

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

     As of February 28, 2002, the Company had existing cash reserves of $2,334.
For the nine months ended February 28, 2002, the Company had a negative cash flow from operations of $460,733 and a net loss of $659,959. At February 28,
2002, the Company had a working capital deficiency of $447,666 and an accumulated deficit of $3,927,646. The Company believes that its current cash reserves, including funds received from private financing, should be adequate to fund operations for twelve months.

     During the nine months ended February 28, 2002, 2,026,060 shares of restricted common stock has been issued and $80,984 was paid from the advances for stock purchase to settle liabilities and accounts payable.

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

Employees

     As of June 30, 2002 the Company had one employee. This employee also serves as the president of the Company. While this employee is currently not compensated by the Company, the Company may enter into an employment agreement with the employee in the future.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

                  On February 28, 2002, the Company executed a term sheet with
Lancer Offshore, Inc. for the purchase of an additional 2,500,000 shares of the
Company's common stock, post reverse split for $.02 per share. The funds are for working capital. Additionally, in accordance with the term sheet, the Company will also issue a total of 75,000 shares of common stock, post reverse split to consultants for consulting services.

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

                                              Centrack International, Inc.

                                              By:  /s/ Laurence S. Isaacson
                                                --------------------------------
                                                       Laurence S. Isaacson, President

DATED: July 30, 2002