Form 10KSB/A
period 2001-05-31
CENTRACK INTERNATIONAL INC
filed 2002-09-06
CIK 1094220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,329,985.24 as of July 1, 2002.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 1, 2002: 116,499,262 Shares of Common Stock.

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

Item 10.      Executive Compensation..........................................13

Item 11.      Security Ownership of Certain Beneficial

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company has been advised that it is the view of the Staff of the
Securities and Exchange Commission that, both before and after a business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies (such as the Company), as well as their transferees, are "underwriters" of the securities issued. Therefore it is the view of the Staff of the Securities and Exchange Commission that securities issued by the Company (while it is a "blank check" company) can only be resold through registration under the Securities Act unless there is an applicable exemption. Rule 144 would not be available for resale transactions for securities issued by the Company. The Company and its affiliates will comply with the Staff's views. Under state laws each state will also require that these securities resold within a specific state be resold under the applicable state's registration or an applicable state's exemption.
Limited offering exemptions which will cover the resale of securities differ from state to state.

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
This space is currently sub-leased by the Thornhill Group, Inc., an NASD member broker/dealer firm. Laurence S. Isaacson serves as chief executive officer and president of the Thornhill Group. Mr. Isaacson receives no fees or other personal benefits from this arrangement.

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

     The Company was involved in numerous law suits with former employees for liabilities regarding accrued wages. The Company has settled all of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

     The Company's common stock was de-listed from the Over the Counter Bulletin
Board (OTCBB) on December 15, 1999. Currently the Company's common stock is traded on the Pink Sheets. Trades are infrequent and sporadic. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the Pink Sheets. Trading is infrequent and sporadic. On July 1,
2002 the trading price of the Company's common stock was $.02. Quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                  High             Low
------                                                  ----             ---

Quarter ended February 29, 2000                         $.18             $.03
Quarter ended May 31, 2000                              $.14             $.03
Quarter ended August 31, 2000                           $.06             $.03
Quarter ended November 30, 2000                         $.04             $.02
Quarter ended February 28, 2001                         $.04             $.02
Quarter ended May 31, 2001                              $.02             $.02
Quarter ended August 31, 2001                           $.02             $.02
Quarter ended November 30, 2001                         $.02             $.02
Quarter ended February 29, 2002                         $.02             $.02
Quarter ended May 31, 2002                              $.02             $.02

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

Results of Operations for the Year Ended May 31, 2001 as compared to the Year
Ended May 31, 2000.

     The Company had no revenues for the year ended May 31, 2001 as compared to revenues of $16,887 for the year ended May 31, 2000. The Company incurred operating expenses of $130,061 for the year ended May 31, 2001, consisting exclusively of general and administrative expenses associated with the Company's reorganization of its business. For the year ended May 31, 2001 the Company had a net loss of $171,369 as compared to a net loss of $2,456,063 for the year ended May 31, 2000.

Liquidity and Capital Resources

     As of May 31, 2001, the Company had no existing cash reserves. At May 31,
2001, the Company had a working capital deficiency of $319,320 and an accumulated deficit of $3,267,687. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that funds received from private financing subsequent to the year ended May 31, 2001 should be adequate to fund operations for twelve months.

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

     In implementing a structure for a particular business acquisition, the
Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. The Company's corporate policy does not prohibit it from entering into transactions with related parties.

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

ITEM 7.  FINANCIAL STATEMENTS

                          CENTRACK INTERNATIONAL, INC.

                                    CONTENTS

PAGE     1          INDEPENDENT AUDITOR' REPORT

PAGE     2          BALANCE SHEET AS OF MAY 31, 2001

PAGE     3          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2001
                    AND 2000

PAGE     4          STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED
                    MAY 31, 2001 AND 2000

PAGE     5          STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2001
                    AND 2000

PAGES  8 - 14       NOTES TO FINANCIAL STATEMENTS AS OF MAY 31, 2001

                                       10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  Centrack International, Inc.

We have audited the accompanying balance sheet of Centrack International, Inc.
as of May 31, 2001 and the related statements of operations, stockholders'
deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Centrack International, Inc. as of May 31, 2000 were audited by other auditors whose report dated May 10, 2001 expressed an unqualified opinion on those statements for a company in liquidation.

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

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 10, Company is experiencing difficulty in generating sufficient cash flow to meet its necessary capital requirements and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
                                                             -------------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.0001 par value,
  120,000,000 shares authorized,
  103,981,275 shares issued and
  outstanding                                                            10,398
 Additional paid-in capital                                           2,959,536
 Stock subscription note receivable                                     (21,567)
 Accumulated deficit                                                 (3,267,687)
                                                             -------------------
     Total Stockholders' Deficiency                                    (319,320)
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $              8,931
                                                             ===================

                 See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                      2001                      2000
                               --------------------     ----------------------

REVENUES                     $             -          $             16,887
                               --------------------     ----------------------

OPERATING EXPENSES
  General and administrative          130,061                    1,510,105
  Selling and marketing                    -                       579,141
                               --------------------     ----------------------
      Total Operating Expenses        130,061                    2,089,246
                               --------------------     ----------------------

LOSS FROM OPERATIONS                 (130,061)                  (2,072,359)

OTHER INCOME (EXPENSE)
  Interest expense                    (41,208)                     (16,334)
  Write down of assets to
   realizable value                        -                      (367,370)
                               --------------------     ----------------------
      Total Other Income
       (Expense)                      (41,208)                    (383,704)
                               --------------------     ----------------------

NET LOSS                     $       (171,369)        $         (2,456,063)
                               ====================     ======================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING -
 BASIC AND DILUTED                 48,246,074                   23,494,865
                               ====================     ======================

NET LOSS PER SHARE -
 BASIC AND DILUTED           $         (.004)         $              (.105)
                               ====================     ======================

              See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                    Common Stock        Additional   Stock                          Total
                                                                        Paid-In   Subscription    Accumulated    Stockholders'
                                               Shares        Amount    Capital     Receivable       Deficit       Deficiency
                                              -----------  ---------- ----------- ------------ --------------- --------------

Balance, May 31, 1999                          21,402,034   $   2,140 $   736,405  $      -   $    (640,255)    $    98,290

Issuance of common stock                          543,892          54     137,454         -              -          137,508

Issuance of common stock of Centrack
 International, Inc. a Delaware corp.
 to owners of Centrack International,
 Inc. a Florida corp.                           1,109,697         111           -          -             -              111

Conversion of debts and liabilities to equity   1,501,990         151   1,305,446          -             -        1,305,597

Net loss for the year ended May 31, 2000               -           -           -           -     (2,456,063)     (2,456,063)
                                              -----------  ---------- ----------  ------------ --------------- --------------

Balance, May 31, 2000                          24,557,613       2,456   2,179,305          -     (3,096,318)       (914,557)

Issuance of common stock for services          13,855,955       1,386      67,894          -             -           69,280

Issuance of common stock for cash and note     51,780,178       5,178     116,389     (21,567)           -          100,000

Conversion of debts and liabilities to equity  12,365,029       1,236     588,978          -             -          590,214

Common stock contributed to the Company         1,422,500         142       6,970          -             -            7,112

Net loss for the year ended May 31, 2001               -           -           -           -       (171,369)       (171,369)
                                              -----------  ---------- ----------- ------------ --------------- --------------

Balance, May 31, 2001                         103,981,275  $  10,398  $ 2,959,536  $  (21,567) $ (3,267,687)    $  (319,320)
                                              ===========  ========== =========== ============ =============== ==============

                See accompanying notes to financial statements.

                          CENTRACK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                        2001            2000
                                                     -----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $ (171,369) $   (2,456,063)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization                              -          100,772
  Write down of assets to realizable value                   -          367,370
  Issuance of shares of common stock for services        69,280              -
 Changes in assets and liabilities:
  Escrow and other funds receivable                      (8,901)             -
  Prepaids and other assets                                  -             (904)
  Deposits                                                   -           14,100
  Accounts payable and accrued expenses                  23,460         582,900
                                                     -----------  --------------
       Net Cash Used In Operating Activities            (87,530)     (1,391,825)
                                                     -----------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan receivable and interest                                -           65,028
 Development                                                 -         (258,578)
                                                     -----------  --------------
       Net Cash Used In Investing Activities                 -         (193,550)
                                                     -----------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft                                         (12,470)             -
 Proceeds from debt                                          -        1,166,334
 Conversion of outstanding debt and payables
   to contributed capital                                    -       (1,287,703)
 Equity Contributions                                        -        1,425,157
 Issuance of common stock for cash                      100,000             269
                                                      ----------  --------------
       Net Cash Provided By Financing Activities         87,530       1,304,057
                                                      ----------  --------------

NET DECREASE IN CASH                                         -         (281,318)

Cash - beginning of PERIOD                                   -          281,318
                                                      ----------  --------------

Cash - end of PERIOD                                 $       -   $           -
                                                      ==========  ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of 13,855,955 shares of common stock
  for consulting services                            $   69,280  $           -
                                                      ==========  ==============

Issuance of 1,501,990 shares of common stock
  as payment of liabilities                          $       -   $       31,570
                                                      ==========  ==============

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
On December 1, 2001 the Board of Directors of the Company approved a plan to revise the plan of liquidation which had been approved February 27, 2000. As a result of the January 2001 investment by an independent investor and the approval of the revised plan, the Company's financial statements as of May 31,
2001 and 2000 and for the years then ended have been presented on the accrual basis in conformity with accounting principles generally accepted in the United
States of America. The Company's revised plan includes, but is not limited to, seeking to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

On October 12, 2001, the Board of Directors and a majority of the shareholders agreed to effectuate a 1:100 reverse stock split ("Reverse Split") of the
Company's currently issued and outstanding common stock and to amend the

Company's Certificate of Incorporation to authorize the issuance of 2,000,000 shares of preferred stock. These changes have not been approved by the state of
Delaware and are estimated to be effective in fiscal year 2003. These financial statements have not been restated to reflect the changes.

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

(D) Revenue Recognition

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

(E) Advertising Expense

The Company recognizes advertising expenses in accordance with Statement of
Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

(F) Property and Equipment

Effective February 27, 2000, the date the Company approved a plan of liquidation, property and equipment is stated at net realizable value in liquidation which is substantially less than cost. Under the plan of liquidation, the Company recognized a loss of $192,816 upon its write-down of property and equipment to its net realizable value during fiscal year 2000.

(G) Software Development Costs

Internal and external costs incurred to develop internal-use software were capitalized and amortized over three years. Under the plan of liquidation, the
Company recognized a loss of $171,512 upon its write-down of software development during fiscal year 2000.

(H) Income Taxes

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

(I) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. The Company did not have any cash or cash equivalents exposure on May 31, 2001.

(J) New Accounting Pronouncements

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

NOTE 10  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $171,369 and has a negative cash flow from operations of $87,530 for the year ended May 31, 2001 and has a working capital deficiency of $319,320 and an accumulated deficit of $3,267,687 at May 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.
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
She does not intend to promote any blank check companies other than the Company.
Ms. Cowen devotes less than one hour a week to the Company's business. Since
September 2001 Ms. Cowen has served as a director of AUG Corp., a company with biometric identification operations in Deerfield Beach, Florida. From March 1999 through January 2001 Ms. Cowen was vice president of ContractorHub.com, a technology firm with headquarters located in Kent, Washington, which provides construction company clients with an electronic procurement of goods and services over the Internet. From 1997 to March 1999 Ms. Cowen was director of business development for the IT Group, Inc., a provider of diversified services in the areas of consulting, engineering, construction, remediation and facilities management with headquarters located in Monroeville, Pennsylvania, which acquired the division of Fluor Daniel GTI, Inc. where Ms.Cowen had been employed. From September 1992 to August 1997 Ms. Cowen was director of business development for TRC Environmental Solutions, Inc., an environmental construction and engineering firm. Ms. Cowen also currently serves on the board of directors of SMX Corp and Nu-D-Zine, Inc.

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
                                                           Awards           Payouts

                                                          Securities
Name and Principal                                Other     Under-
     Position       Year   Salary  Bonus Annual Restricted  Lying          All Other
                                         Compen-  Stock    Options/ LTIP   Compen-
                                         Sation  Award(s)    SARs  Payouts sation
                                           ($)     ($)        (#)   ($)      ($)

George Weast, CEO   6/00-
and President       5/01  $10,000(3)  -     -       -         -      -       -

John Lofquist, CEO  6/99-                                                 $65,028(2)
and President       5/00  $54,205     -     -       -         -      -

John Lofquist, CEO  6/98-
and President       5/99  $ 2,500     -   $8,020(1) -         -      -       -

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

        99      Certification

(b)      Reports on Form 8-K.

     No reports were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the
Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 5, 2002.

                                CENTRACK INTERNATIONAL, INC.

                              By:  /s/Laurence S. Isaacson
                             ---------------------------------------------------
                                      Laurence S. Isaacson, Director,
                                      President and Principal Accounting Officer

                              By:  /s/Kathryn Cowen
                             ---------------------------------------------------
                                      Kathryn Cowen, Director

